Form 10QSB
period 2003-09-30
FLATBUSH FEDERAL BANCORP INC
filed 2003-11-14
CIK 1243496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
(Mark One)


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 2003
                                  ----------------------------------------------

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the transition period from                   To
                                 -------------         ----------------


                        Commission File Number 333-106557


                          FLATBUSH FEDERAL BANCORP, INC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



FEDERAL                                                        11-3700733
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                         Identification Number)

2146 Nostrand Avenue, Brooklyn,  New York                          11210
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                  718-859-6800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of September 30, 2003 the Registrant had outstanding -0- shares of common stock

      Transitional Small Business Disclosure format    Yes [   ]    No  [    ]

            FLATBUSH FEDERAL SAVINGS AND LOAN ASSOCIATION OF BROOKLYN

                                      INDEX

                                                                        Page
PART I - FINANCIAL INFORMATION                                         Number
                                                                   -------------

Item 1:  Financial Statements

    Consolidated Statements of Financial Condition
      at September 30, 2003 and December 31, 2002 (Unaudited)               1


    Consolidated Statements of Income for the Three Months and
      Nine Months Ended September 30, 2003 and 2002 (Unaudited)             2


    Consolidated Statements of Comprehensive Income for the Three Months
      and Nine Months Ended September 30, 2003 and 2002 (Unaudited)         3


    Consolidated Statements of Cash Flows for the
      Nine Months Ended September 30, 2003 and 2002 (Unaudited)         4 - 5


    Notes to Consolidated Financial Statements                          6 - 7


Item 2:  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                8 - 14

Item 3:  Quantitative and Qualitative Disclosure About Market Risk    15 - 16

Item 4:  Controls and Procedures                                           17

PART II - OTHER INFORMATION                                                18


SIGNATURES                                                                 19

                                     PART I
                                     ITEM 1
                        CONSOLIDATED FINANCIAL STATEMENTS
                         FLATBUSH FEDERAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)




                                                                               September 30,        December 31,
ASSETS                                                                             2003                 2002
                                                                             ------------------   ------------------

Cash and amounts due from depository institutions                                  $ 2,939,227          $ 3,895,516
Interest earning deposits in other banks                                             3,849,884            2,134,379
Term deposits                                                                       42,500,000                   -
Federal funds sold                                                                  20,000,000            6,200,000
                                                                                   -----------           ----------
      Cash and cash equivalents                                                     69,289,111           12,229,895
Securities available for sale                                                       49,985,000                   -
Investment securities held to maturity;                                             16,217,366           33,854,980
Mortgage-backed securities held to maturity                                          5,777,780            2,001,684
Loans receivable                                                                    86,791,221           90,275,839
Premises and equipment                                                                 983,815              941,248
Federal Home Loan Bank of New York stock                                               827,200              975,000
Interest receivable                                                                    496,655              508,878
Other assets                                                                         1,349,929              686,643
                                                                                   -----------           ----------
         Total assets                                                             $231,718,077         $141,474,167
                                                                                  ============         ============
LIABILITIES AND RETAINED EARNINGS

Liabilities:
      Deposits                                                                    $221,272,807         $131,337,582
      Advance payments by borrowers for taxes and insurance                            437,569              375,121
      Other liabilities                                                              1,597,284            1,390,494
                                                                                   -----------           ----------
         Total liabilities                                                         223,307,660          133,103,197
                                                                                   -----------           ----------
Retained earnings
      Retained earnings - substantially restricted                                   8,810,171            8,771,553
      Accumulated other comprehensive income                                          (399,754)            (400,583)
                                                                                   -----------           ----------
         Total stockholders' equity                                                  8,410,417            8,370,970
                                                                                   -----------           ----------
         Total liabilities and retained earnings                                  $231,718,077         $141,474,167
                                                                                  =============        ============


See notes to consolidated financial statements.

                         FLATBUSH FEDERAL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
 -------------------------------------------------------------------------------
                                   (Unaudited)


                                                         Three Months Ended         Nine Months Ended
                                                           September 30,              September 30,
                                                      -------------------------  -------------------------
                                                         2003         2002          2003         2002
                                                      ------------ ------------  ------------ ------------
Interest income:
     Loans                                            $ 1,383,355  $ 1,725,405   $ 4,363,201  $ 5,267,487
     Mortgage-backed securities                            47,824       37,308       104,187      126,382
     Investments                                           66,061       54,738       256,439      200,321
     Other interest earning assets                        114,054       90,753       278,768      235,861
                                                      -----------   ----------   -----------   ----------
           Total interest income                        1,611,294    1,908,204     5,002,595    5,830,051

Interest expense on deposits                              532,476      665,511     1,754,423    2,104,432
                                                      -----------   ----------   -----------   ----------
Net interest income                                     1,078,818    1,242,693     3,248,172    3,725,619
Provision for loan losses                                   6,636           76         8,109        1,904
                                                      -----------   ----------   -----------   ----------
Net interest income after provision for loan losses     1,072,182    1,242,617     3,240,063    3,723,715
                                                      -----------   ----------   -----------   ----------
Non-interest income:
     Fees and service charges                              63,761       72,175       192,224      192,714
     Gain on sale of loans                                   -            -            8,070          -
     Miscellaneous                                         10,003        8,593        27,317       24,196
                                                       -----------   ----------   -----------   ----------
           Total non-interest income                       73,764       80,768       227,611      216,910
                                                       -----------   ----------   -----------   ----------
Non-interest expenses:
     Salaries and employee benefits                       667,503      667,749     2,023,485    1,994,998
     Net occupancy expense of premises                    122,577      110,354       359,608      328,907
     Equipment                                            155,305      149,665       448,356      456,407
     Directors fees                                        17,000       19,250        67,000       69,000
     Legal fees                                               185       35,450         1,713       43,687
     Advertising                                           10,065        6,613        21,014       14,745
     Federal insurance premium                              5,501        5,211        16,568       15,828
     Other insurance premium                               41,062       38,043       121,299      113,400
     Miscellaneous                                         92,508       97,963       319,314      321,468
                                                      -----------   ----------   -----------   ----------
           Total non-interest expenses                  1,111,706    1,130,298     3,378,357    3,358,440
                                                      -----------   ----------   -----------   ----------
Income before income taxes                                 34,240      193,087        89,317      582,185
Income taxes                                               21,361       88,554        50,699      283,727
                                                      -----------   ----------   -----------   ----------
Net income                                              $  12,879    $ 104,533      $ 38,618    $ 298,458
                                                      ===========   ==========   ===========   ==========


See notes to consolidated financial statements.

                         FLATBUSH FEDERAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)



                                                         Three Months Ended         Nine Months Ended
                                                           September 30,              September 30,
                                                      -------------------------  -------------------------
                                                         2003         2002          2003         2002
                                                      ------------ ------------  ------------ ------------

Net income                                              $ 12,879    $ 104,533      $ 38,618    $ 298,458
                                                        --------    ---------      --------    ---------
Other comprehensive income, net of income taxes:
     Gross unrealized holding gain on
       securities available for sale                        1,558       -              1,558       -
     Deferred income taxes                                   729        -               729        -
                                                        --------    ---------      --------    ---------
Other comprehensive  income                                  829        -               829        -
                                                        --------    ---------      --------    ---------
Comprehensive income                                    $ 13,708    $ 104,533      $ 39,447    $ 298,458
                                                        ========    =========      ========    =========



See notes to consolidated financial statements.

                         FLATBUSH FEDERAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                             ------------------------------------
                                                                                                   2003               2002
                                                                                             -----------------  -----------------
Cash flows from operating activities:
     Net income                                                                                      $ 38,618          $ 298,458
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation of premises and equipment                                                        116,085            134,140
        Accretion of deferred fees, premiums and discounts, net                                      (138,162)           (52,787)
        Provision for loan losses                                                                       8,109              1,904
        Decrease in interest receivable                                                                12,223             70,464
        (Increase) decrease in other assets                                                          (664,015)           365,508
        Increase in other liabilities                                                                 206,790            451,672
                                                                                                    ----------       -----------
            Net cash (used in) provided by operating activities                                      (420,352)         1,269,359
Cash flows from investing activities:                                                              ----------        -----------
     Purchases of securities available for sale                                                   (49,978,580)          -
     Purchases of investment securities held to maturity                                          (14,479,914)       (11,246,362)
     Proceeds from calls of investment securities held to maturity                                 32,228,376          2,800,000
     Principal repayments on mortgage-backed securities held to maturity                              617,594            510,689
     Purchases of mortgage-backed securities held to maturity                                      (4,392,344)          -
     Net change in loans receivable                                                                 3,497,615          7,769,776
     Addition to premises and equipment                                                              (158,652)           (38,607)
     Purchase of Federal Home Loan Bank of New York stock                                             147,800             85,000
                                                                                                   ----------        -----------
            Net cash (used in) investing activities                                               (32,518,105)          (119,504)
Cash flows from financing activities:                                                              ----------        -----------
     Net increase in deposits                                                                       4,389,771          3,807,843
     Cash received for stock subscriptions                                                         85,545,454               -
     Net increase in payments by borrowers for taxes and insurance                                     62,448             93,297
                                                                                                   ----------        -----------
            Net cash provided by financing activities                                              89,997,673          3,901,140

Net increase in cash and cash equivalents                                                          57,059,216          5,050,995
Cash and cash equivalents - beginning                                                              12,229,895         18,572,527
                                                                                                   ----------        -----------
Cash and cash equivalents - ending                                                               $ 69,289,111       $ 23,623,522
                                                                                                  ===========        ===========

See notes to consolidated financial statements.

                         FLATBUSH FEDERAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                ------------------------------------
                                                                                      2003               2002
                                                                                -----------------  -----------------

Cash paid during the period for:
     Income taxes                                                                     $ 165,961           $ 90,455
                                                                                     ==========         ==========
     Interest on deposits                                                            $1,752,183         $2,103,737
                                                                                     ==========         ==========


See notes to consolidated financial statements.

                         FLATBUSH FEDERAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

Flatbush Federal Bancorp, Inc. ("The Company") is a Federal Corporation that was formed on October 17, 2003 to serve as the holding company parent of Flatbush Federal Savings and Loan Association of Brooklyn ("The Association"). At
September 30, 2003, the company had no assets, liabilities or results of operations. The company began operations on October 20, 2003 following the completion of the reorganization of the association from the mutual to stock form, with the concurrent formation of the Company. Also see Note 3.

Accordingly, the accompanying consolidation financial statements represent the financial condition of the Association and its subsidiary as of September 30, 2003 and December 31, 2002 and the results of operations for the three and nine months period ended September 30, 2003 and 2002.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2003 and 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include accounts of the Association and its majority owned subsidiary, Flatbush REIT, Inc., a corporation principally engaged in investing in loans secured by real estate. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 3.   ADOPTION OF PLAN OF REORGANIZATION

On May 28, 2003, the Board of Directors of the Association unanimously adopted the Plan of Reorganization from Mutual Savings Association to Mutual Holding Company and Stock Issuance (the "Plan"). Pursuant to the Plan, the Association:
(i) converted to a stock savings Association ("Stock Association") as the successor to the Association in its mutual form; (ii) organized the Stock Holding Company as a federally-chartered corporation that owns 100% of the common stock of Stock Association; and (iii) Organized the Mutual Holding Company as a federally-chartered mutual holding company that own 53% of the common stock of the Stock Holding Company. The plan of reorganization was approved by the Office of Thrift Supervision and by the Association's members at a Special Meeting of Members held on October 3, 2003.

                         FLATBUSH FEDERAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.   ADOPTION OF PLAN OF REORGANIZATION  (Cont'd.)
-------------------------------------------------------

On October 17, 2003 the company issued 2,314,375 shares of common stock of which 1,226,619 shares were issued to the Mutual Holding Company and 1,087,756 shares of common stock at $8 per share were sold to the public. The Company received proceeds of $7.9 million, exclusive of estimated expenses of $800,000 and a loan for the purchase of shares to fund the employee stock ownership plan in the amount of $696,000. The Company funded $6.9 million to acquire 100% of the common stock of the Stock Association.

Reorganization costs have been deferred and deducted from the proceeds of the shares sold in the reorganization. At September 30, 2003 (unaudited), approximately $433,000 of reorganization costs have been deferred and included in other assets.

NOTE 4.   EARNINGS PER SHARE

No earnings per share information is included since the reorganization and issuance of stock occurred subsequent to September 30, 2003.

                                     ITEM 2
                         FLATBUSH FEDERAL BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statement

This Form 10-QSB may include certain forward-looking statements based on current management expectations. The Association's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of Association, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Association's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in the Company's Registration Statement filed with the Securities and Exchange Commission.

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

The Association's assets at September 30, 2003 totaled $231.7 million, which represents an increase of $90.2 million or 63.7% as compared with $141.5 million at December 31, 2002. The substantial increase in assets include subscription for the stock offering in the amount of $85.5 million of which $79.2 million was refunded on October 20, 2003. Excluding the amount refunded for over subscriptions assets increased by $11.1 million or 7.8%.

Cash and cash equivalents totaled $69.3 million and $12.2 million at September 30, 2003 and 2002, respectively.

Securities available for sale of $50.0 million at September 30, 2003 represent investment in U.S. obligations which matured on October 16, 2003 and were used to partially refund over-subscriptions in the stock offering. There were no investments available for sale at December 31, 2002.

Investment securities held to maturity at September 30, 2003 decreased $17.7 million or 52.2% to $16.2 million when compared with $33.9 million at December 31, 2002. The decrease during the nine months ended September 30, 2003 resulted from calls and maturities in the amount of $32.2 million offset by purchase of $14.5 million.

Mortgage-backed securities held to maturities increased by $3.8 million to $5.8 million at September 30, 2003 when compared to $2.0 million at December 31, 2002. The increase primarily resulted from the purchase of $4.4 million offset by principal repayments of $600,000.

Loans receivable amounted to $86.8 million at September 30, 2003, as compared to $90.3 million at December 31, 2003, which represents a decrease of $3.5 million primarily due to principal repayments.

Deposits at September 30, 2003 increased by $90 million or 68.5% to $221.3 million from $131.3 million at December 31, 2002. The deposits at September 30, 2003 include $85.5 million in cash received for subscription offering.

Retained earnings increased by $39,000 representing net income for nine months ended September 30, 2003.

                         FLATBUSH FEDERAL BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results for the Three Months Ended September 30, 2003 and September 30, 2002

General. Net income decreased by $92,000 to $13,000 for the three months ended September 30, 2003, from $105,000 for the three months ended September 30, 2002. The decrease in net income was due to a $164,000 decrease in net interest income, a $7,000 decrease in non-interest income, which was partially offset by a $18,000 decrease in non-interest expense and a decrease of $67,000 in income tax expense.

Interest Income. Interest income decreased $297,000, or 15.6% for the three months ended September 30, 2003 from the three months ended September 30, 2002. The decrease in interest income reflects the change in the composition of our interest-earning assets to lower yielding, but more liquid cash and cash equivalents, from loans, investment securities and mortgage-backed securities.

Interest income on loans decreased $342,000, or 16.4%, to $1.4 million for the three months ended September 30, 2003 from $1.7 million for the three months ended September 30, 2002. The average yield on loans declined 86 basis points to 6.52% for the three months ended September 30, 2003 from 7.38% for the three months ended September 30, 2002, reflecting a decrease in market interest rates. The decrease in interest income also reflects the decrease in the average balance of loans to $84.8 million for the three months ended September 30, 2003 from $93.5 million for the three months ended September 30, 2002.

Interest income on investment securities increased $11,000, or 20.7%, to $66,000 for the three months ended September 30, 2003 from $55,000 for the three months ended September 30, 2002. The increase was due to an increase in the average balance of investment securities to $16.1 million for the three months ended September 30, 2003 from $11.4 million for the three months ended September 30, 2002, which was partially offset by a 95 basis point decrease in the average yield to 0.96% for the three months ended September 30, 2003 from 1.91% for the three months ended September 30, 2002.

Interest income on mortgage-backed securities increased $11,000, or 28.2%, to $48,000 for the three months ended September 30, 2003 from $37,000 for the three months ended September 30, 2002. The increase reflects a $2.05 million increase in the average balance of mortgage-backed securities, and a 204 basis point decrease in the average yield to 4.37 for the three months ended September 30, 2003 from 6.41% for the three months ended September 30, 2002.

Interest income on other interest earning assets, primarily interest-earning deposits, term deposits and federal funds sold, increased $23,000, or 25.2%, to $114,000 for the three months ended September 30, 2003 from $91,000 for the three months ended September 30, 2002. The increase was due to a $26.5 million, or 122.7% increase in the average balance of these amounts to $48.1 million for the three months ended September 30, 2003 from $21.6 million for the same period in 2002, which was partially offset by a 73 basis point decrease in the average yield.

Interest Expense. Total interest expense decreased $133,000, or 20.0%, to $532,000 for the three months ended September 30, 2003 from $666,000 for the three months ended September 30, 2002. The decrease in interest expense resulted primarily from a decrease in the average cost of our interest-bearing deposits to 1.70% from 2.24%, reflecting the decrease in market interest rates during 2002 and 2003. We did not have any borrowings during the three months ended September 30, 2003 or 2002.

                         FLATBUSH FEDERAL BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results for the Three Months Ended September 30, 2003 and September 30, 2002 (Cont'd.)

Net Interest Income. Net interest income decreased $164,000, or 13.2%, to $1.1 million for the three months ended September 30, 2003 from $1.2 million for the three months ended September 30, 2002. The primary reason for the decrease was a 146 basis point decrease in our net interest rate spread to 2.22% from 3.68%, which reflected a decrease in the average balance of our higher yielding assets, such as mortgage loans, and an increase in the average balance of our lower yielding assets, such as cash and cash equivalents. Our net interest margin for the three months ended September 30, 2003 was 2.62%, a 124 basis point decline from 3.86% for the comparable period in 2002. The yield on our average interest-earning assets decreased by 201 basis points to 3.91% for the three months ended September 30, 2003 from 5.92% for the same period in 2002. The cost of our average interest-bearing liabilities decreased by 55 basis points, to 1.69% for the three months ended September 30, 2003 from 2.24% for the same period in 2002.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management made a provision of $6,700 for the three months ended September 30, 2003, and no provision for the three months ended September 30, 2002. The provision reflects probable and estimable losses in our SBA and credit card portfolio. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

Non-interest Income. Non-interest income decreased $7,000, or 8.7%, to $74,000 for the three months ended September 30, 2003 from $81,000 for the three months ended September 30, 2002. The decrease in non-interest income reflects the receipts of fees associated with the prepayment of certain loans in earlier periods.

Non-interest Expense. Non-interest expense increased $19,000, or 1.6%, to $1.11 million for the three months ended September 30, 2003 from $1.13 million for the same period in 2002. The increase in non-interest expense was primarily attributable to increases in equipment, real estate property taxes and insurance partially offset by decrease in legal fees.

Income Tax Expense. The provision for income taxes decreased $67,000, or 75.9%, to $21,000 for the three months ended September 30, 2003 from $89,000 for the three months ended September 30, 2002. The decrease in income tax expense reflects a decrease in income before taxes to $34,000 for the three months ended September 30, 2003 from $193,000 for the same period in 2002.

                        FLATBUSH FEDERAL BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results for the Nine Months Ended September 30, 2003 and September 30, 2002

General. Net income decreased by $260,000 to $39,000 for the nine months ended September 30, 2003, from $298,000 for the six months ended September 30, 2002. The decrease in net income was due to a $477,000 decrease in net interest income, a $20,000 increase in non-interest expense and an increase of $6,000 in the provision of loan losses, which was partially offset by a $11,000 increase in non-interest income and a $233,000 decrease in income tax expense.

Interest Income. Interest income decreased $827,000, or 14.2% during the nine months ended September 30, 2003 from the comparative period in 2002. The decrease in interest income reflects the change in the composition of our interest-earning assets to more liquid, but lower yielding, cash and cash equivalents, from mortgage loans, investment securities and mortgage-backed securities.

Our interest income on loans decreased $904,000, or 17.2%, to $4.4 million for the nine months ended September 30, 2003 from $5.3 million for the nine months ended September 30, 2002. The average yield on loans declined 58 basis points to 6.80% for the nine months ended September 30, 2003 from 7.38% for the nine months ended September 30, 2002, reflecting a decrease in market interest rates. The decrease in interest income also reflects a $9.6 million, or 10.0%, decrease in the average balance of loans, to $85.6 million or the nine months ended September 30, 2003 from $95.2 million for the nine months ended September 30. 2002.

Interest income on investment securities increased $56,000, or 28.0%, to $256,000 for the nine months ended September 30, 2003 from $200,000 for the nine months ended September 30, 2002. The increase was due to an increase in the average balance of investment securities to $21.5 million for the nine months ended September 30, 2003 from $8.2 million for the nine months ended September 30, 2002, while the average yield on investment securities decreased by 165 basis points to 1.59% for the nine months ended September 30, 2003 from 3.24% for the same period in 2002.

Interest income on mortgage-backed securities decreased $22,000, or 17.6%, to $104,000 for the nine months ended September 30, 2003 from $126,000 for the nine months ended September 30, 2002. The decrease reflects a 150 basis point decrease in the average yield partially offset by an increase of $149,000 in the average balance of mortgage-backed securities.

Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold increased $43,000, or 18.2%, to $279,000 for the nine months ended September 30, 2003 from $236,000 for the nine months ended September 30, 2002. The increase was due to a $14.5 million, or 72.8%, increase in the average balance of these accounts to $34.4 million for the nine months ended September 30, 2002 from $19.9 million for the same period in 2002. A greater increase in interest income on other earning assets, however, was precluded by a decline in the yield on cash and cash equivalents of 50 basis points during the nine months ended September 30, 2003 compared to the same period in 2002.

                         FLATBUSH FEDERAL BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results for the Nine Months Ended September 30, 2003 and September 30, 2002 (Cont'd.)

Interest Expense. Total interest expense decreased $350,000, or 16.6%, to $1.8 million for the nine months ended September 30, 2003 from $2.1 million for the nine months ended September 30, 2002. The decrease in interest expense resulted primarily from a decrease in the average cost of our interest-bearing deposits to 1.86% from 2.41%, reflecting the decrease in market rates during 2002 and 2003, partially offset by an increase in the average balance of our interest-bearing deposits to $125.5 million for the nine months ended September 30, 2003 from $116.7 million for the nine months ended September 30, 2002. We did not have any borrowings during the nine months ended September 30, 2003 or 2002.

Net Interest Income. Net interest income decreased $477,000, or 12.8%, to $3.2 million for the nine months ended September 30, 2003 from $3.7 million for the nine months ended September 30, 2002. The primary reason for the decrease was a 101 basis points decrease in the September 30, 2003 period in our net interest rate spread to 2.76% from 3.77%, which reflected a decrease in the average balance of our higher yielding assets, such as mortgage loans, and an increase in the average balance of our lower yielding assets, such as cash and cash equivalents. Our net interest margin for the period declined 95 basis points, to 3.00% from 3.95%. The yield on our average interest-earning assets decreased by 155 basis points to 4.63% for the nine months ended September 30, 2003 from 6.18% for the nine months ended September 30, 2002. The cost of our average interest-bearing liabilities decreased by 55 basis points to 1.86% for the nine months ended September 30, 2003 from 2.41% for the same period in 2002.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management made a provision of $8,100 for the nine months ended
September 30, 2003, and a provision of $2,000 for the nine months ended September 30, 2002. The provisions reflect probable and estimable losses in our SBA and credit card portfolio. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

Non-Interest Income. Non-interest income increased $11,000, or 4.9%, to $228,000 for the nine months ended September 30, 2003 from $217,000 for the nine months ended September 30, 2002. The increase in non-interest income partially reflects the gain on sale of a loan.

Non-Interest Expense. Non-interest expense increased $20,000, or 0.6%, to $3.4 million for the nine months ended September 30, 2003. The increase in non-interest expense is primarily attributable to increases in real estate property taxes, compensation expense, offset by decrease in legal expenses.

Income Tax Expense. The provision for income taxes decreased $233,000, or 82.1%, to $51,000 for the nine months ended September 30, 2003 from $284,000 for the nine months ended September 30, 2002. The decrease in income tax expense reflects a decrease in our income before taxes to $89,000 for the nine months ended September 30, 2003 from $582,000 for the same period in 2002.

                         FLATBUSH FEDERAL BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the "OTS") regulations sufficient to ensure the Association's safe and sound operation. The Association's liquidity averaged 61.3% during the month of September 2003. The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Association's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition.

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities. Net loans amounted to $86.8 million and $90.3 million at September 30, 2003 and December 31, 2002, respectively. Securities available for sale totalled $50.0 million at September 30, 2003. Mortgage-backed and investment securities held to maturity totalled $22.0 million and $35.9 million at September 30, 2003 and December 31, 2002, respectively. In addition to funding new loan production and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities and maturities of investment securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York ("FHLB") which provide an additional source of funds. At September 30, 2003, there are no advances from FHLB.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations. At September 30, 2003, the Association has outstanding commitments to originate loans of $6.8 million and obligation to refund excess stock subscription in the amount of $79.2 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2003, totalled $38.3 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Association.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to 4.0% of its adjusted total assets. The Capital rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets.

                         FLATBUSH FEDERAL BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (Cont'd.)

The following table sets forth the Association's capital position at September 30, 2003, as compared to the minimum regulatory capital requirements:


                                                                                                          Under Prompt
                                                                          Minimum Capital                  Corrective
                                                 Actual                     Requirements               Actions Provisions
                                      ----------------------------  ----------------------------  ----------------------------
                                         Amount         Ratio          Amount         Ratio          Amount         Ratio
                                      -------------  -------------  -------------  -------------  -------------  -------------

Total Capital
  (to risk-weighted assets)                $ 8,499         12.94%        $ 5,254          8.00%        $ 6,567         10.00%

Tier 1 Capital
  (to risk-weighted assets)                  8,325         12.68%         -             -                3,940          6.00%

Core (Tier 1) Capital
  (to adjusted total assets)                 8,409          3.63%          9,269          4.00%         11,586          5.00%

Tangible Capital
  (to adjusted total assets)                 8,409          3.63%          3,476          1.50%            -             -




At September 30, 2003, as a result of over subscription in the stock offering, the Association failed to meet the minimum capital requirements, which was cured on October 20, 2003 with the refund of excess subscriptions in the amount of $79.2 million.

                                     ITEM 3
                         FLATBUSH FEDERAL BANCORP, INC.
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


Management of Interest Rate Risk. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap", provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a decrease in net interest income.

The Association's current investment strategy is to maintain an overall securities portfolio that provides a source of liquidity and that contributes to the Association's overall profitability and asset mix within given quality and maturity considerations.

The Association's current investment strategy is to maintain an overall securities portfolio that provides a source of liquidity and that contributes to the Association's overall profitability and asset mix within given quality and maturity considerations. Securities classified as available for sale provide management with the flexibility to make adjustments to the portfolio given changes in the economic or interest rate environment, to fulfill unanticipated liquidity needs, or to take advantage of alternative investment opportunities.

Net Portfolio Value. The Association's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association's quarterly Thrift Financial Reports. The following table sets forth the Association's NPV as of June 30, 2003, the most recent date the Association's NPV was calculated by the OTS.

                         FLATBUSH FEDERAL BANCORP, INC.
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


                                                                                   NPV as
             Change in                                                      Percent of Portfolio
          Interest Rates               Net Portfolio Value                     Value of Assets
                             ----------------------------------------- --------------------------------
          In Basis Points                     Dollar       Percent         NPV            Change In
           (Rate Shock)        Amount         Change        Change        Ratio         Basis Points
         ------------------  ------------  ------------- ------------- -------------   ----------------
                                                      (Dollars in Thousands)

               +300           $  13,172    $  (1,287)            (9)        9.16%          59
               +200              14,137         (322)            (2)        9.70%          (5)
               +100              14,712          254              2         9.98%          23
                 0               14,458           -               -         9.75%           -
               -100              13,450       (1,008)            (7)        9.06%         (69)



Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Association's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.
Accordingly, although the NPV measurements and net interest income models provide an indication of the Association's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Association's net interest income and will differ from actual results.

                                     ITEM 4
                         FLATBUSH FEDERAL BANCORP, INC.
                             CONTROLS AND PROCEDURES



As of the end of the period covered by this report, based on an evaluation of the Association's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e under the Securities and Exchange Act of 1934), each of the Chief Executive Officer and the Chief Financial Officer of the Association has concluded that the Association's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Association in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no significant changes in the Association's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the September 30, 2003 internal controls by the Association, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                         FLATBUSH FEDERAL BANCORP, INC.

                                     PART II


ITEM 1. Legal Proceedings

          Neither the Association is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Association .

ITEM 2. Changes in Securities

          Not applicable.

ITEM 3. Defaults Upon Senior Securities

          Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

          None

ITEM 5. Exhibits and Reports on Form 8-K
        --------------------------------

(a) The following Exhibits are filed as part of this report.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


(b) Reports on Form 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 FLATBUSH FEDERAL BANCORP, INC.


Date:   November 14, 2003                  By:  /s/ Anthony J. Monteverdi
      ----------------------                    -------------------------
                                                   Chief Executive Officer



Date:   November 14, 2003                  By:  /s/ John S. Lotardo
      -----------------------                   -------------------------
                                                   Vice President and
                                                    Chief Financial Officer

                                                                    Exhibit 31.1

                                  CERTIFICATION


I, Anthony J. Monteverdi, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Flatbush Federal Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2003                         /s/ Anthony J. Monteverdi
                                                   -------------------------
                                                      Chief Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION


I, John S. Lotardo, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Flatbush Federal Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2003                          /s/ John S. Lotardo
                                                      ---------------------
                                                        Chief Financial Officer

                                                                    Exhibit 32.1




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of FLATBUSH FEDERAL BANCORP, INC. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Anthony J. Monteverdi, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Company/Association.




                                             /s/ Anthony J. Monteverdi
                                             --------------------------------
                                                 Chief Executive Officer




November 14, 2003

                                                                    Exhibit 32.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of FLATBUSH FEDERAL BANCORP, INC. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John S. Lotardo, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Company/Association.



                                               /s/ John S. Lotardo
                                              --------------------------------
                                                   Chief Financial Officer

November 14, 2003