Form 10KSB
period 2003-12-31
FLATBUSH FEDERAL BANCORP INC
filed 2004-03-29
CIK 1243496

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________________ to ____________________


                        COMMISSION FILE NUMBER: 000-50377

                         FLATBUSH FEDERAL BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

           FEDERAL                                        11-3700733
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


2146 Nostrand Avenue, Brooklyn, New York                     11210
----------------------------------------                     -----
(Address of Principal Executive Offices)                   (Zip Code)


                                 (718) 859-6800
               ---------------------------------------------------
               (Registrant's Telephone Number including area code) Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES     NO X
                                       ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year...............$7,000,000

     As of December 31, 2003, there were 2,314,375 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on December 31, 2003, 2004 ($12.75) was $12,504,690.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Proxy Statement for the 2004 Annual Meeting of Stockholders (Parts I and
     III).
2. Annual Report to Shareholders for the fiscal year ended December 31, 2003 (Parts II and IV).

                                     PART I

ITEM 1.           BUSINESS
--------------------------

FORWARD LOOKING STATEMENTS

     This Annual Report contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

FLATBUSH FEDERAL BANCORP, INC.

     Flatbush Federal Bancorp, Inc. is a federal corporation which was organized in 2003 as part of the mutual holding company reorganization of Flatbush Federal Savings & Loan Association. Our principal asset is our investment in Flatbush Federal Savings & Loan Association. We are a majority owned subsidiary of Flatbush Federal Bancorp, MHC, a federally chartered mutual holding company. In connection with the reorganization, we sold 1,087,756 shares of our common stock and issued 1,226,619 shares to our mutual holding company parent. The net proceeds from our stock offering totaled $7.1 million. At December 31, 2003, Flatbush Federal Bancorp, Inc. had consolidated assets of $142.9 million, deposits of $126.0 million and shareholders' equity of $15.6 million. Our executive office is located at 2146 Nostrand Avenue, Brooklyn, New York 112101 and our telephone number is (718) 859-6800.

FLATBUSH FEDERAL SAVINGS & LOAN ASSOCIATION

GENERAL

     Our principal business consists of attracting retail deposits from the general public in the areas surrounding our three locations in Brooklyn, New York and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans, commercial real estate loans, construction loans and loans guaranteed by the Small Business Administration, and in investment securities. Our revenues are derived principally from the interest on loans, securities, loan origination and servicing fees, and service charges and fees collected on deposit accounts. Our primary sources of funds are deposits and principal and interest payments on loans and securities.

COMPETITION

     We face intense competition within our market area both in making loans and attracting deposits. The New York City area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of December 31, 2003, our market share of deposits represented less than one half of one percent of deposits in Kings County.

     Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

MARKET AREA

     We operate in an urban market area that has a stable population and household base. During the past 11 years, the population and number of households in Kings County increased by approximately 8%. In 2003, per capita income for Kings County was $19,305 and the median household income was $35,504. Our primary lending area is concentrated in Brooklyn, Queens and Long Island, New York. One- to four-family residential real estate in our market area is characterized by a large number of attached and semi-detached houses, including a number of two-and three-family homes and cooperative apartments. Most of our deposit customers are residents of the greater New York metropolitan area. The economy of our market area is characterized by a large number of small retail establishments. Our customer base is comprised of middle-income households, and to a lesser extent low-to-moderate-income households. The median household income for Brooklyn is below the national and New York state median household income. In addition, the unemployment rate in the market area served by us is higher than in the surrounding suburbs.

LENDING ACTIVITIES

     Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. Historically, we retained all loans that we originated. However, beginning in 2002 we sold a limited number of our one- to four-family loans, on a servicing retained basis, to the Federal Home Loan Bank of New York. Loan sales totaled $300,000 for the year ended December 31, 2003. One- to four-family residential real estate mortgage loans represented $79.7 million, or 86.83%, of our loan portfolio at December 31, 2003. We also offer commercial real estate loans and construction loans secured by single family properties. Commercial real estate loans totaled $4.9 million, or 5.31% of the total loan portfolio at December 31, 2003. Construction loans totaled $5.2 million, or 5.66% of the total loan portfolio at December 31, 2003. Multi-family real estate loans totaled $877,000, or 0.96%, of the total loan portfolio at December 31, 2003. On a limited basis, we originate loans that are not secured by real estate.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of loans in process, the allowance for loan losses and net deferred fees.

                                                   AT DECEMBER 31,
                                ------------------------------------------------------
                                           2003                        2002
                                -------------------------   --------------------------
                                   AMOUNT       PERCENT        AMOUNT        PERCENT
                                ------------  -----------   ------------   -----------
                                                (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
   One- to four-family......... $    79,687        86.83%   $    79,169         85.78%
   Multi-family................         877         0.96          1,539          1.67
   Commercial..................       4,870         5.31          5,613          6.08
   Construction................       5,197         5.66          4,858          5.26
                                -----------   ----------    -----------    ----------
     Total real estate loans...      90,631        98.75         91,179         98.79
                                -----------   ----------    -----------    ----------

OTHER LOANS:
    Small Business

      Administration...........         940         1.02%           785          0.84
    Consumer loans:
    Passbook or certificate....          89         0.10            159          0.17
    Home equity................          68         0.07            116          0.13
    Student education..........           5         0.01              6          0.01
    Secured credit cards.......          44         0.05             51          0.06
                                -----------   ----------    -----------    ----------

     Total other loans.........       1,146         1.25          1,117          1.21
                                -----------   ----------    -----------    ----------
              Total loans......      91,777       100.00%        92,296        100.00%
                                -----------   ==========    -----------    ==========

LESS:
   Loans in process............         647                       1,774
   Allowance for loan losses...         180                         174
   Deferred loan fees (costs)..         379                          72
                                -----------                 -----------
                                      1,206                       2,020
                                -----------                 -----------
   Total loans receivable, net. $    90,571                 $    90,276
                                ===========                 ===========

         MATURITY OF LOAN PORTFOLIO. The following table shows the remaining contractual maturity of our loans at December 31, 2003. The table does not include the effect of possible prepayments or due on sale clause payments.

                                                                   AT DECEMBER 31, 2003
                                  -------------------------------------------------------------------------------------
                                                                                                SMALL
                                    ONE- TO                     COMMERCIAL                     BUSINESS     PASSBOOK OR
                                  FOUR-FAMILY    MULTI-FAMILY   REAL ESTATE   CONSTRUCTION  ADMINISTRATION  CERTIFICATE
                                  -----------    ------------   -----------   ------------  --------------  -----------
                                                                      (IN THOUSANDS)
One year or less..............     $       86     $       --    $       32     $    2,897     $       15    $       --
                                   ----------     ----------    ----------     ----------     ----------    ----------

After one year:
More than 1 to 3 years........             67             --            --          2,300             81            --
More than 3 to 5 years........          1,458             --            86             --            306            --
More than 5 to 10 years.......          6,576            262         1,971             --            445            89
More than 10 to 20 years......         40,306            615         2,571             --             --            --
More than 20 years............         31,194             --           210             --             93            --
                                   ----------     ----------    ----------     ----------     ----------    ----------
Total due after one year......         79,601            877         4,838          2,300            925            89
                                   ----------     ----------    ----------     ----------     ----------    ----------

    Total loans...............     $   79,687     $      877    $    4,870     $    5,197     $      940    $       89
                                   ==========     ==========    ==========     ==========     ==========    ==========

Less:
Loans in process..............
Allowance for loan loses......
Deferred loan fees (costs)....


Total loans receivable, net...


(CONTINUED)

                                                  AT DECEMBER 31, 2003
                                  -----------------------------------------------------

                                                 STUDENT
                                  HOME EQUITY   EDUCATION   CREDIT CARDS       TOTAL
                                  -----------   ---------   ------------     ----------
                                                      (IN THOUSANDS)

One year or less..............    $       --    $       --   $       44      $    3,074
                                  ----------    ----------   ----------      ----------

After one year:
More than 1 to 3 years........            38            --           --           2,486
More than 3 to 5 years........            30             5           --           1,885
More than 5 to 10 years.......            --            --           --           9,343
More than 10 to 20 years......            --            --           --          43,492
More than 20 years............            --            --           --          31,497
                                  ----------    ----------   ----------      ----------
Total due after one year......            68             5           --          88,703
                                  ----------    ----------   ----------      ----------

    Total loans...............    $       68    $        5   $       44      $   91,777
                                  ==========    ==========   ==========      ==========

Less:
Loans in process..............                                               $      647
Allowance for loan loses......                                                      180
Deferred loan fees (costs)....                                                      379
                                                                             ----------

Total loans receivable, net...                                               $   90,571
                                                                             ==========

     The total amount of loans due after December 31, 2004 that have fixed interest rates is $72.8 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $15.9 million.

     ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in Brooklyn, Queens and Long Island, New York. At December 31, 2003, approximately $79.7 million, or 86.83% of our loan portfolio, consisted of one- to-four family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 95% for loans secured by single family homes and 90% for loans secured by two-to four-family properties. Fixed-rate loans are originated for terms of 15 and 30 years. At December 31, 2003, our largest loan secured by one- to four-family real estate had a principal balance of $500,000 and was secured by a three- family residence. This loan was performing in accordance with its terms.

     We also offer adjustable-rate mortgage loans with a one, two and three year adjustment periods based on changes in a designated United States Treasury index. During the year ended December 31, 2003, we originated five adjustable rate mortgages totaling $1.7 million. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

     Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2003, $6.0 million, or 7.53% of our one- to four-family residential loans had adjustable rates of interest.

     All one- to four-family residential mortgage loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

     Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For all loans, we utilize outside independent appraisers approved by the board of directors. All borrowers are required to obtain title insurance. We also require homeowner's insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

     MULTI-FAMILY REAL ESTATE LOANS. Loans secured by multi-family real estate totaled approximately $877,000, or 0.96%, of the total loan portfolio at December 31, 2003. Multi-family real estate loans generally are secured by rental properties (including walk-up apartments). Substantially all multi-family real estate loans are secured by properties located within our lending area. At December 31, 2003, we had six multi-family loans with an average principal balance of $146,000, and the largest multi-family real estate loan had a principal balance of $247,000. All of our loans secured by multi-family real estate loans are performing in accordance with their terms. Multi-family real estate loans generally are offered with adjustable interest rates that adjust after one or three years. Multi-family loans are originated for terms of up to 15 years. Multi-family real estate loans adjustments are tied to the prime rate as reported in THE WALL STREET JOURNAL.

     We consider a number of factors in originating multi-family real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 125% of the monthly debt service and the ratio of the loan amount to the appraised value of the mortgaged property. Multi-family real estate loans are originated in amounts up to 70% of the appraised value of the mortgaged property securing the loan. All multi-family loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are obtained from multi-family real estate borrowers.

     Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate typically depends upon the successful operation of the real estate property securing the loan. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

     COMMERCIAL REAL ESTATE LOANS. At December 31, 2003, $4.9 million, or 5.31% of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed use properties and other commercial properties. We generally originate adjustable rate commercial real estate loans with maximum terms of up to 15 years. The maximum loan-to-value ratio of commercial real estate loans is 70%. At December 31, 2003, we had 27 commercial real estate loans with an average outstanding balance of $180,000. At December 31, 2003, our largest loan secured by commercial real estate consisted of a $615,000 participation in a $1.3 million loan secured by a mixed use property. At December 31, 2003 this loan was performing in accordance with its terms. At December 31, 2003 all of our loans secured by commercial real estate were performing in accordance with their terms.

     We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 125% of the monthly debt service, and the ratio of the loan amount to the appraised value of the mortgaged property. Commercial real estate loans are originated in amounts up to 70% of the appraised value of the mortgaged property securing the loan. All commercial loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are obtained from commercial real estate borrowers.

     Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.

     CONSTRUCTION LOANS. At December 31, 2003, $5.2 million, or 5.66% of our total loan portfolio consisted of construction loans. Our construction loans are originated by a mortgage brokerage company or another financial institution, which makes the initial contact with the potential borrower and forwards to us a completed loan application which we review to determine whether the applicant satisfies our underwriting criteria. If we accept the loan, the loan is closed in the name of the mortgage broker who simultaneously assigns the mortgage to us. We then fund the construction loan in accordance with its terms. We currently offer adjustable- rate residential construction loans for the construction of owner-occupied, single-family residences. These loans generally are offered to borrowers who have a contract for construction of a single family residence on property they own at the time of the loan origination. Construction loans are occasionally structured to become permanent mortgage loans once the construction is completed; however, in all instances permanent financing must be in place at the time the construction loan is originated. At December 31, 2003, our largest construction loan was $1.3 million of which $1.3 million was advanced. The loan was performing in accordance with its terms. Construction loans do not have a set term, but are generally repaid within eighteen months. These loans have interest rates that adjust monthly. Construction loans require the payment of interest only during the construction period. Construction loans will generally be made in amounts of up to 75% of the appraisal value of the property, or the actual cost of the improvements. Funds are disbursed in accordance with a schedule reflecting the completion of portions of the project. At December 31, 2003 our construction loans are secured by properties located on Long Island and Brooklyn.

     Construction loans generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. The risk of loss on a construction loan depends upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost of construction. If the estimated cost of construction is inaccurate we may have to advance funds beyond the original amount committed in order to protect the value of the property.

     OTHER LOANS. We offer a variety of loans secured by property other than real estate. These loans include loans guaranteed by the Small Business Administration, loans secured by deposits, home equity loans, student education loans and credit cards secured by deposit accounts. At December 31, 2003, these other loans totaled $1.1 million, or 1.25% of the total loan portfolio.

     ORIGINATION AND SERVICING OF LOANS. Historically, we have originated mortgage loans pursuant to underwriting standards that generally conform with the Fannie Mae and Freddie Mac guidelines. Loan origination activities are primarily concentrated in Brooklyn, Queens and Long Island, New York and properties securing our real estate and construction loans are primarily located on Long Island. New loans are generated primarily from walk-in customers, customer referrals, a network of mortgage brokers, and other parties with whom we do business, and from the efforts of employees and advertising. Loan applications are underwritten and processed at our main office. We service all loans that we originate.

     The following table shows our loan origination purchases, sales and repayment activities for the periods indicated.

                                           YEARS ENDED DECEMBER 31,
                                          -------------------------
                                             2003           2002
                                          ----------     ----------
                                               (IN THOUSANDS)

Beginning of period...................    $   90,276     $  100,173
                                          ----------     ----------

ORIGINATIONS BY TYPE:
   Real estate:
     One- to four-family..............        25,133         13,939
     Multi-family.....................           250             --
     Commercial.......................           710          1,014
     Construction.....................         3,163          2,962
  Other loans:
     Small Business Administration....           445            450
     Passbook or certificate..........            39             98
     Home equity......................            35             78
     Student education................            --             --
     Secured credit cards.............           216            235
                                          ----------     ----------
       Total originations.............        29,991         18,776
                                          ----------     ----------

PURCHASES:
   Real estate:
     Commercial.......................           650             --
     Construction.....................         2,300             --
                                          ----------     ----------
       Total purchases................         2,950             --

SALES AND REPAYMENTS:
   Real estate:
     One- to four-family..............           300            717
                                          ----------     ----------
       Total sales....................           300            717
                                          ----------     ----------
     Principal repayments.............        32,328         27,821
                                          ----------     ----------
       Total reductions...............        32,628         28,538
                                          ----------     ----------
     Increase (decrease) in other
       items, net.......................        (313)           135
                                          -----------    ----------
     Net increase (decrease)..........           295         (9,897)
                                          ----------     ----------
     Ending balance...................    $   90,571     $   90,276
                                          ==========     ==========

     LOAN APPROVAL PROCEDURES AND AUTHORITY. The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of mortgagors. All loans up to $400,000 may be approved by either our Senior Vice President of Lending or our Vice President of Lending. All loans in excess of $400,000 must be approved by the board of directors. In addition, the board of directors ratifies all loans approved by management.

     We require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the board of directors annually. We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan.

NON-PERFORMING AND PROBLEM ASSETS

     After a mortgage loan becomes 10 days delinquent, we deliver a computer generated delinquency notice to the borrower. A second delinquency notice is sent once the loan becomes 16 days delinquent. When a loan becomes 30 days delinquent, we send an additional delinquency notice to the borrower and attempt to make personal contact with the borrower by letter from the head of the collection department or telephone to establish an acceptable repayment schedule. When a mortgage loan is 90 days delinquent and no acceptable resolution has been reached, we send the borrower a 30 day demand letter. After 90 days, we will generally refer the matter to our attorney who is authorized to commence foreclosure proceedings. Management is authorized to begin foreclosure proceedings on any loan after determining that it is prudent to do so.

     Mortgage loans are reviewed on a regular basis and such loans, with the exception of loans guaranteed by the Federal Housing Administration, are placed on non-accrual status when they become delinquent 90 days or more. When loans are placed on a non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received.

     NON-PERFORMING LOANS. At December 31, 2003, $49,400 or 0.05% of our total loans were non-performing loans.

     NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets. During the periods presented, we did not have any troubled debt restructurings within the meaning of SFAS No. 15.

                                                  AT DECEMBER 31,
                                               --------------------
                                                 2003         2002
                                               -------      -------
                                              (DOLLARS IN THOUSANDS)
Non-accruing loans:
   One- to four-family....................     $    --      $   328
   Small Business Administration..........          40           --
   Student education......................          --            2
   Secured credit cards...................           2           --
                                               -------      -------
     Total................................          42          330
                                               -------      -------

Accruing loans delinquent 90 days or more:
   One- to four-family (1)................           5            8
   Multi-family...........................          --           --
   Secured credit cards...................          --            4
   Student education......................           2           --
                                               -------      -------
     Total................................           7           12
                                               -------      -------

Total non-performing loans................     $    49      $   342
                                               =======      =======
Total as a percentage of total assets.....        0.03%        0.24%
                                               =======      =======
Total as a percent of total loans.........        0.05%        0.37%
                                               =======      =======

---------------
(1)  Consists of loans guaranteed or insured by the Federal Housing
     Administration.

     For the year ended December 31, 2003, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $3,000. Interest income recognized on such loans for the year ended December 31, 2003 was $1,000.

     DELINQUENT LOANS. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

                                             AT DECEMBER 31, 2003                          AT DECEMBER 31, 2002
                               ----------------------------------------------  ----------------------------------------------
                                     60-89 DAYS          90 DAYS OR MORE          60-89 DAYS           90 DAYS OR MORE
                               ----------------------  ----------------------  ----------------------  ----------------------
                                           PRINCIPAL               PRINCIPAL               PRINCIPAL               PRINCIPAL
                                 NUMBER-   BALANCE       NUMBER    BALANCE       NUMBER    BALANCE       NUMBER    BALANCE
                                OF LOANS   OF LOANS     OF LOANS   OF LOANS     OF LOANS   OF LOANS     OF LOANS   OF LOANS
                               ---------- -----------  ---------- -----------  ---------- -----------  ---------- -----------
                                                                  (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
One-to-four- family............        2       $   8           4       $   5           3       $  15          5        $ 336
Multi-family...................       --          --          --          --          --          --         --           --
Commercial real estate.........       --          --          --          --          --          --         --           --
Construction...................       --          --          --          --          --          --         --           --
                                 -------     -------       -----     -------     -------     -------      -----      -------
  Total........................        2           8           4           5           3          15          5          336
                                 -------     -------       -----     -------     -------     -------      -----      -------

OTHER LOANS:
Small Business Administration..       --          --           1          40          --          --         --           --
Passbook or certificate........       --          --          --          --          --          --         --           --
Home equity....................       --          --          --          --          --          --         --           --
Student education..............       --          --           1           2          --          --          1            2
Secured credit cards...........       --          --           1           2           2           1          3            4
                                 -------     -------       -----     -------     -------     -------      -----      -------
     Total other loans.........       --          --           3          44           2           1          4            6
                                 -------     -------       -----     -------     -------     -------      -----      -------
      Total delinquent loans...        2       $   8           7       $  49           5       $  16          9        $ 342
                                 =======     =======       =====     =======     =======     =======      =====      =======

Delinquent loans to total loans                0.009%                   0.05%                   0.02%                   0.37%
                                             =======                 =======                 =======                 =======

     CLASSIFIED ASSETS. Office of Thrift Supervision regulations and our Asset Classification Policy provide that loans and other assets considered to be of lesser quality be classified as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as "special mention" if the asset has a potential weakness that warrants management's close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.

     An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances.

     On the basis of management's review of its assets, at December 31, 2003 we had classified $3,000 in student loans as doubtful and $82,000 of our assets, consisting of residential FHA Loans and SBA Loans, were classified as special mention.

     The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

ALLOWANCE FOR LOAN LOSSES

     Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management's judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of December 31, 2003 is maintained at a level that represents management's best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

     In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OTS may require that we recognize additions to the allowance based on its evaluation of information available to it at the time of the examination.

     ALLOWANCE FOR LOAN LOSSES. The following table analyzes changes in the allowance for the periods presented.

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                        2003           2002
                                                     ----------     ---------
                                                      (DOLLARS IN THOUSANDS)

Balance at beginning of period...................    $      174     $     212

Charge-offs:
   Small Business Administration.................            --            39
   Student education.............................            --            --
   Secured credit cards..........................             3             2
                                                     ----------     ---------
     Total charge-offs............................            3            41
                                                     ----------     ---------

Recoveries:
   Small Business Administration.................            --             --
                                                     ----------     ----------
     Total recoveries............................            --             --
                                                     ----------     ----------

Net charge-offs..................................             3            41
Additions charged to operations..................             9             3
                                                     ----------     ---------
Ending balance...................................    $      180     $     174
                                                     ==========     =========

Ratio of non-performing assets to total assets
at the end of period.............................          0.03%         0.24%
                                                     ==========     =========

Ratio of net charge-offs during the period to
   loans outstanding during the period...........          0.003%        0.04%
                                                     ==========     =========

Ratio of allowance for loan losses to loans
   outstanding..................................           0.20%         0.19%
                                                     ==========     =========

     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

                                                           AT DECEMBER 31,
                             ----------------------------------------------------------------------
                                            2003                                2002
                             ----------------------------------  ----------------------------------
                                                      PERCENT                             PERCENT
                                                      OF LOANS                            OF LOANS
                                            LOAN      IN EACH                   LOAN      IN EACH
                              AMOUNT OF    AMOUNTS    CATEGORY    AMOUNT OF    AMOUNTS    CATEGORY
                              LOAN LOSS      BY       TO TOAL     LOAN LOSS      BY       TO TOTAL
                              ALLOWANCE   CATEGORY     LOANS      ALLOWANCE   CATEGORY     LOANS
                             ----------- ----------  ----------  ----------- ----------  ----------
                                                       (DOLLARS IN THOUSANDS)
One- to four-family           $    80     $79,687      86.83%     $   113     $79,169      85.78%
Multi-family                        2         877       0.96            4       1,539       1.67
Commercial                         13       4,870       5.31           14       5,613       6.08
Construction                       23       5,197       5.66            5       4,858       5.26
Small Business
 Administration                    20         940       1.02           11         785       0.84
Passbook or certificate            --          89       0.10           --         159       0.17
Home equity                         1          68       0.07            2         116       0.13
Student education                   1           5       0.01            1           6       0.01
Secured credit cards                3          44       0.05            5          51       0.06
Unallocated                        37          --         --           19          --         --
                              -------     -------     ------      -------     -------     ------
    Total                     $   180     $91,777     100.00%     $   174     $92,296     100.00%
                              =======     =======     ======      =======     =======     ======

     Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, we group loans by delinquency status. All loans 90 days or more delinquent are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type and delinquency status and a loss allowance is established by using loss experience data and management's judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis. Small differences between the allocated balances and recorded allowances are reflected as unallocated to absorb losses resulting from the inherent imprecision involved in the loss analysis process.

     This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

INVESTMENTS

     INVESTMENTS AND MORTGAGE-BACKED SECURITIES. Our investment portfolio at December 31, 2003 consisted of $14.2 million in United States Government and agency securities, all of which are classified as held to maturity, $827,000 in Federal Home Loan Bank of New York stock and $24.8 million in other interest earning assets, consisting of deposits at other financial institutions and federal funds sold. Our investment policy objectives are to maintain liquidity within the guidelines established by the board of directors.

     The following table sets forth the carrying value of our investment portfolio at the dates indicated. Our Federal Home Loan Bank stock has no stated maturity, and our interest-bearing deposits with other institutions are payable on demand.


                                                           AT DECEMBER 31,
                                        ---------------------------------------------------
                                                  2003                       2002
                                        -----------------------     -----------------------
                                         CARRYING                    CARRYING
                                          VALUE      % OF TOTAL       VALUE      % OF TOTAL
                                        -----------  ----------     -----------  ----------
                                                       (DOLLARS IN THOUSANDS)
Investment securities held to maturity (1):
   United States Government
      securities...................     $        --         --%     $    29,911       69.30%
   Federal agency obligations......          14,212       35.53           3,944        9.14
                                        -----------   ---------     -----------  ----------
         Total investment securities         14,212       35.53          33,855       78.44
                                        -----------   ---------     -----------  ----------

FHLB stock.........................             827        2.07             975        2.26
                                        -----------   ---------     -----------  ----------
     Total investment securities and
       FHLB stock..................     $    15,039       37.60%    $    34,830       80.70%
                                        -----------   ---------     -----------  ----------

Other interest-earning assets:
   Interest-earning deposits.......     $    11,958       29.90     $     2,134        4.94
   Federal funds sold..............          13,000       32.50           6,200       14.36
                                        -----------   ---------     -----------  ----------

     Total interest-earning assets.     $    24,958       62.40%    $     8,334       19.30%
                                        -----------   ---------     -----------  ----------

     Total.........................     $    39,997      100.00%    $    43,164      100.00%
                                        ===========   =========     ===========  ==========

-----------------------
(1) Securities classified as held to maturity are reported at amortized cost.

         The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

                                                           AT DECEMBER 31,
                                        ---------------------------------------------------
                                                  2003                       2002
                                        -----------------------     -----------------------
                                         CARRYING                    CARRYING
                                          VALUE      % OF TOTAL       VALUE      % OF TOTAL
                                        -----------  ----------     -----------  ----------
                                                       (DOLLARS IN THOUSANDS)
Mortgage-backed securities held to
maturity (1):
   Ginnie Mae........................   $     5,331       96.56%    $     1,585       79.21%
   Fannie Mae........................           190        3.44             369       18.44
   Freddie Mac.......................            --          --              47        2.35
                                        -----------   ---------     -----------  ----------

        Total:.......................   $     5,521      100.00%    $     2,001      100.00%
                                        ===========   =========     ===========  ==========

-----------------------
(1) Mortgage-backed securities classified as held to maturity are reported at amortized cost.

     We also invest in mortgage-backed securities, which are classified as held to maturity. At December 31, 2003, our mortgage-backed securities portfolio totaled $5.5 million, or 3.86% of total assets, and consisted of $4.8 million in fixed-rate mortgage-backed securities guaranteed by Ginnie Mae, and $683,000 in adjustable rate mortgage-backed securities guaranteed by Ginnie Mae or Fannie Mae.

     The composition and maturities of the investment and mortgage backed securities portfolio as of December 31, 2003, excluding Federal Home Loan Bank of New York stock, are indicated in the following table.

                                                                 DUE
                              ------------------------------------------------------------------------
                                   LESS THAN           1 TO 5           5 TO 10           OVER
                                     1 YEAR            YEARS             YEARS           10 YEARS        TOTAL INVESTMENT SECURITIES
                              ------------------ ----------------- ----------------- -----------------  ----------------------------
                                        WEIGHTED          WEIGHTED          WEIGHTED          WEIGHTED            WEIGHTED
                              CARRYING  AVERAGE  CARRYING AVERAGE  CARRYING AVERAGE  CARRYING AVERAGE   CARRYING  AVERAGE    MARKET
                               VALUE     YIELD    VALUE    YIELD    VALUE    YIELD    VALUE    YIELD     VALUE     YIELD     VALUE
                              -------- --------- -------- -------- -------- -------- -------- --------  --------  --------  --------
                                                                    (DOLLARS IN THOUSANDS)

Federal agency obligations... $     --      --%  $  1,998   2.88%     6,214   2.59$     6,000   6.20%   $ 14,212    4.15%   $ 14,271
Mortgage-backed securities...       --      --         28   9.00        110   9.08      5,383   5.11       5,521    5.20       5,527
                              --------           --------           -------          --------           --------            --------

Total investment securities.. $     --      --%  $  2,026           $ 6,324          $ 11,383           $ 19,733            $ 19,798
                              ========           ========           =======          ========           ========            ========

     The following table shows mortgage-backed and related securities purchase and repayment activities of Flatbush Federal for the periods indicated. Flatbush Federal did not sell any mortgage-backed and related securities during the periods indicated.

                                     YEARS ENDED DECEMBER 31,
                                    -------------------------
                                       2003           2002
                                    ---------      ----------
                                         (IN THOUSANDS)
PURCHASES:
   Adjustable-rate.............     $      --      $      --
   Fixed-rate..................         4,393             --
                                    ---------      ---------
     Total purchases...........         4,393             --


Principal repayments...........           880            814
Other items, net...............           (6)             (4)
                                    ---------      ---------
     Net increase (decrease)...     $   3,519      $    (810)
                                    =========      =========


SOURCES OF FUNDS

     GENERAL. Deposits have traditionally been the primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the Federal Home Loan Bank of New York may be used in the short-term to compensate for reductions in deposits and to fund loan growth; however, in recent years we have not utilized borrowings.

     DEPOSITS. Deposits are not actively solicited outside of the New York City metropolitan area, and substantially all of our depositors are persons who work or reside in Brooklyn, New York. We offer a selection of deposit instruments, including demand deposits consisting of non-interest bearing and NOW accounts, passbook savings and club accounts, and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We do not accept brokered deposits.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Personalized customer service and long-standing relationships with customers are relied upon to attract and retain deposits.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, management believes the deposits in Flatbush Federal are relatively stable. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At December 31, 2003, $69.9 million, or 55.5% of our deposit accounts were certificates of deposit, of which $43.9 million have maturities of one year or less.

     DEPOSIT ACCOUNTS. The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

                                               AT DECEMBER 31,
                              -------------------------------------------------
                                        2003                       2002
                              ----------------------     ----------------------
                               WEIGHTED                   WEIGHTED
                                AVERAGE                    AVERAGE
                                 RATE        AMOUNT        RATE         AMOUNT
                              ----------   ---------     ----------   ---------
                                            (DOLLARS IN THOUSANDS)
Demand deposits:
   Non-interest-bearing......       --%    $   5,635             --%  $   6,196
   NOW.......................     0.30           551           0.99         444
                                           ---------                  ---------
                                               6,186                      6,640

Passbook and club accounts...     0.31        49,887           0.89      50,153
Certificates of deposit......     2.51        69,959           3.14      74,545
                                           ---------                  ---------
    Total....................     1.51%    $ 126,032           2.13%  $ 131,338
                                           =========                  =========

     DEPOSIT ACTIVITY. The following table sets forth the deposit activities for the periods indicated.

                                               YEARS ENDED DECEMBER 31,
                                              --------------------------
                                                 2003            2002
                                              ---------        ---------
                                                (DOLLARS IN THOUSANDS)

Beginning of period.....................      $ 131,338        $ 120,839
Net deposits (withdrawals)..............         (7,577)           7,695
Interest credited on deposit accounts...          2,271            2,804
                                              ---------        ---------
   Ending balance.......................      $ 126,032        $ 131,338
                                              =========        =========
Net increase (decrease).................         (5,306)          10,499
Percent increase (decrease).............          (4.04)%           8.69%


     LARGE CERTIFICATES OF DEPOSITS. The following table indicates the amount of Certificates of Deposit as of December 31, 2003, by time remaining until maturity.

                                                  OVER THREE         OVER SIX
                                THREE MONTHS     MONTHS TO SIX       MONTHS TO      OVER TWELVE
                                   OR LESS           MONTHS        TWELVE MONTHS       MONTHS             TOTAL
                                ------------     -------------     -------------    ------------      ------------
                                                                   (IN THOUSANDS)
Certificates of deposit:

Less than $100,000.........     $     14,219      $     11,484     $     10,753     $     20,635      $     57,091
$100,000 or more...........            4,188             1,269            2,021            5,390            12,868
                                ------------      ------------     ------------     ------------      ------------
     Total.................     $     18,407      $     12,753     $     12,774     $     26,025      $     69,959
                                ============      ============     ============     ============      ============

     TIME DEPOSIT MATURITY SCHEDULE. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2003.


                                 1.00% TO      2.01% TO      3.01 % TO       4.01% TO       5.01% TO       6.01% TO
    QUARTER ENDING                 2.00%        3.00%          4.00%          5.00%           6.00%         7.00%           TOTAL
------------------------------  ----------    ----------     ----------     ----------     ----------     ----------     ----------
                                                                     (DOLLARS IN THOUSANDS)

March 31, 2004...............       16,409           975             20             93            707            203         18,407
June 30, 2004................       11,408           686            120            166            206            166         12,752
September 30, 2004...........        5,203           355            649            306            160            123          6,796
December 31, 2004............        4,526           894             54             --            276            228          5,978
March 31, 2005...............        1,059           788            317             --            140            295          2,599
June 30, 2005................        1,063           302            355            106            325            411          2,562
September 30, 2005...........          685           213             34            107            276             28          1,343
December 31, 2005............          190            62            237             --             99            142            730



Thereafter...................            1           733          2,533         10,495          5,030             --         18,792
                                ----------    ----------     ----------     ----------     ----------     ----------     ----------

     Total...................   $   40,544    $    5,008     $    4,319     $   11,273     $    7,219     $    1,596     $   69,959
                                ==========    ==========     ==========     ==========     ==========     ==========     ==========

Percentage of total..........        57.95%         7.16%          6.17%         16.11%         10.32%          2.28%        100.00%

     BORROWINGS. We may obtain advances from the Federal Home Loan Bank of New York upon the security of the common stock we own in the Federal Home Loan Bank and our qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. We had no borrowings during the year ended December 31, 2003.

SUBSIDIARY ACTIVITIES

     Office of Thrift Supervision regulations permit federal savings associations to invest in the capital stock, obligations or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of the association's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special purpose finance subsidiaries) in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association's regulatory capital if the association's regulatory capital is in compliance with applicable regulations.

     Flatbush Federal has one active subsidiary, Flatbush REIT, Inc. Flatbush REIT, Inc. was incorporated in 2001 as a special purpose real estate investment trust under New York law. In recent periods, Flatbush Federal's city and state income tax liability has been minimal. Consequently, the impact of Flatbush REIT, Inc. on Flatbush Federal's results of operations has been immaterial. Flatbush REIT, Inc. holds a portion of our mortgage related assets. At December 31, 2003, Flatbush REIT, Inc. held $7.3 million in loans.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     GENERAL. Flatbush Federal Bancorp, Inc. and Flatbush Federal are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Flatbush Federal's tax returns have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Flatbush Federal Bancorp, Inc. or Flatbush Federal.

     METHOD OF ACCOUNTING. For Federal income tax purposes, Flatbush Federal currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

     BAD DEBT RESERVES. Prior to the Small Business Protection Act of 1996 (the "1996 Act"), Flatbush Federal was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. Flatbush Federal was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). Flatbush Federal had approximately $3.4 million of pre-1988 bad debt reserves that are subject to recapture.

     As more fully discussed below, Flatbush Federal files a New York State franchise tax return. New York State and New York City enacted legislation in 1996, which among other things, decoupled the Federal tax laws regarding thrift bad debt deductions and permits the continued use of the bad debt provisions that applied under federal law prior to the enactment of the 1996 Act. Provided Flatbush Federal continues to satisfy certain definitional tests and other conditions, for New York State and New York City income tax purposes it is permitted to continue to use a reserve method for bad debt deductions. The deductible annual addition to such reserves may be computed using a specific formula based on an institution's loss history (the "experience method") or a statutory percentage equal to 32% of its New York State and New York City taxable income (the "percentage method") before bad debt deduction.

     TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Flatbush Federal failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrifts related recapture rules.

     At December 31, 2003, our total federal pre-1988 base year reserve was approximately $3.4 million. Under current law, pre-1988 base year reserves remain subject to recapture if Flatbush Federal makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. In addition, New York State and New York City reserves for loan losses in the amount of $4,939,000 and $4,988,000, respectively are also subject to similar recapture.

     ALTERNATIVE MINIMUM TAX. The Internal Revenue Code of 1986, as amended (the "Code") imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. Flatbush Federal has not been subject to the AMT and has no AMT payments available as credits for carryover.

     NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2003, Flatbush Federal had no net operating loss carryforwards for federal income tax purposes.

     CORPORATE DIVIDENDS-RECEIVED DEDUCTION. Flatbush Federal Bancorp, Inc. may exclude from its income 100% of dividends received from Flatbush Federal as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

STATE TAXATION

     NEW YORK STATE TAXATION. Flatbush Federal Bancorp, Inc. and Flatbush Federal will report income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 8.0% (for 2002) and 7.5% (for 2003 and forward) of "entire net income" allocable to New York State, (b) 3% of "alternative entire net income" allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or (d) nominal minimum tax. Entire net income is based on Federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

PERSONNEL

     As of December 31, 2003, we had 44 full-time employees and nine part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

                           SUPERVISION AND REGULATION

GENERAL

     Flatbush Federal is examined and supervised by the Office of Thrift Supervision and subject to the regulation of the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution's operations and assigns its rating (known as an institution's CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Flatbush Federal also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. Flatbush Federal also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Flatbush Federal and prepares reports for the consideration of its board of directors on any operating deficiencies. Flatbush Federal's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Flatbush Federal's mortgage documents.

     Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on Flatbush Federal Bancorp, Inc. and Flatbush Federal and their operations.

FEDERAL BANKING REGULATION

     BUSINESS ACTIVITIES. A federal savings association derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Flatbush Federal may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets. Certain types of lending, such as commercial and consumer loans, are subject to an aggregate limit calculated as a specified percentage of Flatbush Federal's capital or assets. Flatbush Federal also may establish subsidiaries that may engage in activities not otherwise permissible for Flatbush Federal, including real estate investment and securities and insurance brokerage.

     CAPITAL REQUIREMENTS. Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

     The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     At December 31, 2003, Flatbush Federal's capital exceeded all applicable requirements.

     LOANS-TO-ONE BORROWER. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2003, Flatbush Federal was in compliance with the loans-to-one borrower limitations.

     QUALIFIED THRIFT LENDER TEST. As a federal savings association, Flatbush Federal is subject to a qualified thrift lender, or "QTL," test. Under the QTL test, Flatbush Federal must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine of the most recent 12 month period. "Portfolio assets" generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association's business.

     "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of an institution's credit card loans, education loans and small business loans. Flatbush Federal also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code.

     A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At December 31, 2003, Flatbush Federal maintained approximately 86% of its portfolio assets in qualified thrift investments.

     CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

     o the total capital distributions for the applicable calendar year exceed the sum of the association's net income for that year to date plus the association's retained net income for the preceding two years;

     o the association would not be at least adequately capitalized following the distribution;

     o the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

     o the association is not eligible for expedited treatment of its filings.

     Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

     The Office of Thrift Supervision may disapprove a notice or application if:

     o    the association would be undercapitalized following the distribution;

     o the proposed capital distribution raises safety and soundness concerns; or

     o the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

     In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

     LIQUIDITY. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

     COMMUNITY REINVESTMENT ACT AND FAIR LENDING LAWS. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the association's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Flatbush Federal received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

     TRANSACTIONS WITH RELATED PARTIES. A federal savings association's authority to engage in transactions with its "affiliates" is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). The term "affiliates" for these purposes generally means any company that controls, is controlled by, or is under common control with an institution. Flatbush Federal Bancorp, Inc. is an affiliate of Flatbush Federal. In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the association's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

     Flatbush Federal's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Flatbush Federal's capital. In addition, extensions of credit in excess of certain limits must be approved by Flatbush Federal's board of directors.

     ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

     STANDARDS FOR SAFETY AND SOUNDNESS. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

     PROMPT CORRECTIVE ACTION REGULATIONS. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association's capital:

     o well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

     o adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

     o undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

     o significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

     o    critically undercapitalized (less than 2% tangible capital).

     Generally, the banking regulator is required to appoint a receiver or conservator for an association that is "critically undercapitalized" within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," the performance of which must be guaranteed by any company controlling the association up to specified limits. In addition, numerous mandatory supervisory actions become immediately applicable to the association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At December 31, 2003, Flatbush Federal met the criteria for being considered "well-capitalized."

     INSURANCE OF DEPOSIT ACCOUNTS. Deposit accounts in Flatbush Federal are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. Flatbush Federal's deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately .02% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

     PROHIBITIONS AGAINST TYING ARRANGEMENTS. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

     FEDERAL HOME LOAN BANK SYSTEM. Flatbush Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member, Flatbush Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2003, Flatbush Federal was in compliance with this requirement.

     The dividend yield from FHLB stock was 1.45% at December 31, 2003. Due to significant losses in its investment portfolio, the FHLB of New York did not pay any dividends to its members for the quarter ended September 30, 2003, however dividends were paid for the quarter ended December 31, 2003. No assurance can be given that it will pay any dividends in the future.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2003, Flatbush Federal was in compliance with these reserve requirements.

THE USA PATRIOT ACT

     In response to the events of September 11, 2001, Congress enacted in 2001 the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the "USA PATRIOT Act", was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.

SARBANES-OXLEY ACT OF 2002

     The Sarbanes-Oxley Act of 2002 (the "Act") contains a range of corporate accounting and reporting reforms that are intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Act makes certain changes to the requirements for audit partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

     The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a company's registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

     Management does not expect that compliance with the Sarbanes-Oxley Act will have a material impact on our results of operations or financial condition.

HOLDING COMPANY REGULATION

     GENERAL. Flatbush Federal Bancorp, MHC and Flatbush Federal Bancorp, Inc. are nondiversified savings and loan holding companies within the meaning of the Home Owners' Loan Act. As such, Flatbush Federal Bancorp, MHC and Flatbush Federal Bancorp, Inc. are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Flatbush Federal Bancorp, Inc. and Flatbush Bancorp MHC, and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Flatbush Federal Bancorp, Inc. and Flatbush Federal Bancorp, MHC are generally not subject to state business organization laws.

     PERMITTED ACTIVITIES. Pursuant to Section 10(o) of the Home Owners' Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Flatbush Federal Bancorp, Inc. may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director of the Office of Thrift Supervision, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;

(x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

     The Home Owners' Loan Act prohibits a savings and loan holding company, including Flatbush Federal Bancorp, Inc. and Flatbush Federal Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

     The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     WAIVERS OF DIVIDENDS BY FLATBUSH FEDERAL BANCORP, MHC. Office of Thrift Supervision regulations require Flatbush Federal Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Flatbush Federal Bancorp, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. We anticipate that Flatbush Federal Bancorp, MHC will waive dividends paid by Flatbush Federal Bancorp, Inc. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Flatbush Federal Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Flatbush Federal Bancorp, MHC converts to stock form.

     CONVERSION OF FLATBUSH FEDERAL BANCORP, MHC TO STOCK FORM. Office of Thrift Supervision regulations permit Flatbush Federal Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to Flatbush Federal Bancorp, Inc. (the "New Holding Company"), Flatbush Federal Bancorp, MHC's corporate existence would end, and certain depositors of Flatbush Federal would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Flatbush Federal Bancorp, MHC ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Flatbush Federal Bancorp, Inc. immediately prior to the Conversion Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by Flatbush Federal Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Flatbush Federal Bancorp, MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

FEDERAL SECURITIES LAWS

     Flatbush Federal Bancorp, Inc.'s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Flatbush Federal Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

     Flatbush Federal Bancorp, Inc. common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

EXECUTIVE OFFICERS OF THE COMPANY

     Listed below is information, as of December 31, 2003, concerning the Company's executive officers. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he was or is to be selected as an officer.

Name                        Age       Position and Term
----                        ---       -----------------

Anthony J. Monteverdi       70        President and Chief Executive Officer

Jesus R. Adia               50        Executive Vice President

John S. Lotardo             42        Chief Financial Officer and Controller

AVAILABILITY OF ANNUAL REPORT ON FORM 10-KSB

     Our Annual Report on Form 10-KSB may be accessed on our website at www.flatbush.com.

ITEM 2.          PROPERTIES
---------------------------

PROPERTIES

     The following table provides certain information with respect to our offices as of December 31, 2003:

                                                LEASED             YEAR ACQUIRED          NET BOOK VALUE OF
                LOCATION                       OR OWNED              OR LEASED              REAL PROPERTY
                --------                       --------              ---------              -------------

                                                                                            (IN THOUSANDS)
Main Office                                     Owned                   1963            $         761
2146 Nostrand Avenue Brooklyn,
NY 11210

Branch Office                                   Leased                  1974            $          18
6410 18th Avenue
Brooklyn, NY 11204

Branch Office                                   Leased                  1976            $         183
518 Brighton Beach Avenue
Brooklyn, NY 11235

     The net book value of our premises, land and equipment was approximately $962,000 at December 31, 2003.


ITEM 3.          LEGAL PROCEEDINGS
----------------------------------

     We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At December 31, 2003, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------          ---------------------------------------------------

None.

                                     PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS
-----------------------------------------------------------------

     (a) The Company's Common Stock is traded on the over-the-counter bulletin board under the symbol "FLTB."

     The following table sets forth the range of the high and low bid prices of the Company's Common Stock since its initial trading day of October 21, 2003, and is based upon information provided by Wall Street City. The Company has not paid any dividends since the completion of its initial public offering on October 17, 2003.

                                                PRICES OF COMMON STOCK
                                         ------------------------------------
                                              HIGH                   LOW
                                         --------------        --------------
CALENDAR QUARTER ENDED (1)

December 31, 2003.......................     $16.00                 $11.96

-----------------
(1)  The Company's common stock began trading on October 21, 2003.

     As of December 31, 2003, the Company had 1,810 stockholders of record.

     (b) On August 13, 2003, the Company's Registration Statement on Form SB-2 went effective with the Securities and Exchange Commission for the registration of 1,087,756 shares of its common stock, par value $.01 per share. The net proceeds to both Flatbush Federal Bancorp and Flatbush Federal from this offering were $7.1 million. At December 31, 2003, we have used these proceeds to make loans and investments in the ordinary course of business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------

     The information required by this item is incorporated by reference to our Annual Report to Shareholders.

ITEM 7.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------          -------------------------------------------

     The financial statements identified in Item 13(a)(1) hereof are incorporated by reference hereunder.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------

     None.

ITEM 8A.         CONTROLS AND PROCEDURES
----------------------------------------

     (a)         Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

     (b)         Changes in internal controls.

     There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 9.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------------

     The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on the Company's website at www.flatbush.com.

Information concerning Directors of the Company is incorporated herein by reference from our definitive Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see "Executive Officers of the Company" in Item 1 for information concerning our executive officers.

ITEM 10.         EXECUTIVE COMPENSATION
---------------------------------------

     Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------

     Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Voting Securities and Principal Holder Thereof."

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------------

     Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."

                                     PART IV

ITEM 13.         EXHIBITS, LIST AND REPORTS ON FORM 8-K
-------------------------------------------------------

                  The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

     (a)(1)      FINANCIAL STATEMENTS

                 o    Management Responsibility Statement
                 o    Independent Auditor's Report
                 o Consolidated Statements of Financial Condition at December 31, 2003 and 2002
                 o Consolidated Statements of Income for the Years Ended December 31, 2003 and 2002
                 o Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003 and 2002
                 o Consolidated Statements of Cash Flows for the Years Ended Years Ended December 31, 2003 and 2002
                 o    Notes to Consolidated Financial Statements.

     (a)(2)      FINANCIAL STATEMENT SCHEDULES

                 No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

     (a)(3)      EXHIBITS

                 3.1    Federal Stock Charter of Flatbush Federal Bancorp, Inc.*

                 3.2    Bylaws of Flatbush Federal Bancorp, Inc.*

                 4 Form of common stock certificate of Flatbush Federal Bancorp, Inc.*

                 10.1   Deferred Compensation Plan for Anthony J. Monteverdi*

                 10.2 Flatbush Federal Savings & Loan Association Directors Retirement Plan*

                 10.3   Employee Stock Ownership Plan*

                 13     Annual Report to Stockholders

                 14     Code of Ethics

                 21     Subsidiaries of the Registrant

                 31.1   Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

                 31.2   Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

                 32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------------------
* Incorporated by reference to the Registration Statement on Form SB-2 of Flatbush Federal Bancorp, Inc. (file no. 333-106557), originally filed with the Securities and Exchange Commission on June 27, 2003.

     (b)         REPORTS ON FORM 8-K

                 None.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------------------------------------------------------

        Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Proposal II-Ratification of Appointment of Auditors."

                                                     SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                          FLATBUSH FEDERAL BANCORP, INC.



Date: March 25, 2004                                      By: /s/ Anthony J. Monteverdi
                                                              -----------------------------------------------------
                                                              Anthony J. Monteverdi, Chairman, President and
                                                              Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Anthony J. Monteverdi                             By: /s/ Jesus R. Adia
    -------------------------------------------------         -----------------------------------------------------
     Anthony J. Monteverdi, Chairman, President and           Jesus R. Adia
     Chief Executive Officer                                  Executive Vice President and Director
     (Principal Executive Officer)


Date: March 25, 2004                                      Date: March 25, 2004



By: /s/ John S. Lotardo                                   By: /s/ D. John Antoniello
    -------------------------------------------------         -----------------------------------------------------
     John S. Lotardo, Chief Financial Officer and             D. John Antoniello
     Controller                                               Director
     (Principal Accounting Officer)


Date: March 25, 2004                                      Date: March 25, 2004



By: /s/ John F. Antoniello                                By: /s/ Patricia A. Mckinley
    -------------------------------------------------         -----------------------------------------------------
     John F. Antoniello                                       Patricia A. McKinley
     Director                                                 Director

Date: March 25, 2004                                       Date: March 25, 2004



By: /s/ Alfred S. Pantaleone                              By: /s/ Anthony V. Rumolo
    -------------------------------------------------         -----------------------------------------------------
     Alfred S. Pantaleone                                     Anthony V. Rumolo
     Director                                                 Director

Date: March 25, 2004                                      Date: March 25, 2004



By: /s/ Charles J. Vorbach
    -------------------------------------------------
     Charles J. Vorbach
     Director


Date: March 25, 2004