Form 10-Q
period 2004-03-31
FLATBUSH FEDERAL BANCORP INC
filed 2004-05-14
CIK 1243496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from __________ to ___________ Commission file number

                         FLATBUSH FEDERAL BANCORP, INC.
       (Exact name of small business issuer as specified in this charter)

FEDERAL                                                           11-3700733
(State or other jurisdiction of incorporation                   (IRS Employer
or organization)                                             Identification No.)

2146 NOSTRAND AVENUE, BROOKLYN, NEW YORK 11210
                    (Address of principal executive offices)

                                 (718) 859-6800
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

      As of March 31, 2004 the Registrant had outstanding 2,314,375 shares of common stock

Transitional Small business Disclosure Format (Check one): Yes |_| No |_|

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                    Page
PART I - FINANCIAL INFORMATION                                                     Number
                                                                                   ------
         Item 1:  Financial Statements

                  Consolidated Statements of Financial Condition
                  at March 31, 2004 and December 31, 2003 (Unaudited)              1

                  Consolidated Statements of Income and Comprehensive Income
                  for the Three Months Ended March 31, 2004 and 2003 (Unaudited)   2

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2004 and 2003 (Unaudited)                        3

                  Notes to Consolidated Financial Statements                       4

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                    5 - 9

         Item 3:  Controls and Procedures                                          10

PART II - OTHER INFORMATION                                                        11

SIGNATURES                                                                         12

                                     ITEM 1
                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                      March 31,         December 31,
ASSETS                                                                  2004                2003
                                                                   ---------------------------------
Cash and amounts due from depository institutions                  $   2,443,401       $   4,468,212
Interest earning deposits in other banks                               9,658,056          11,791,493
Term deposits                                                          5,000,000                  --
Federal Funds sold                                                    13,200,000          13,000,000
                                                                   -------------       -------------
      Cash and cash equivalents                                       30,301,457          29,259,705
                                                                   -------------       -------------

Investment securities held to maturity                                11,444,606          14,211,578
Mortgage-backed securities held to maturity                            5,317,900           5,521,094
Loans receivable                                                      90,371,176          90,571,304
Premises and equipment                                                   947,299             961,813
Federal Home Loan Bank of New York stock                                 827,200             827,200
Interest receivable                                                      544,795             570,228
Other assets                                                             909,022           1,013,945
                                                                   -------------       -------------
     Total assets                                                  $ 140,663,455       $ 142,936,867
                                                                   -------------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                           $ 123,383,059       $ 126,032,492
Advance payments by borrowers to taxes and insurance                     487,006             202,616
Other Liabilities                                                      1,120,964           1,076,542
                                                                   -------------       -------------
     Total liabilities                                             $ 124,991,029       $ 127,311,650
                                                                   -------------       -------------
Stockholders' equity:
Preferred stock $0.01 par value, 1,000,000 shares authorized;
     none issued and outstanding                                              --                  --
Common stock $0.01 par value, 9,000,000 shares authorized;
     2.314,375 issued and outstanding                                     23,144              23,144
Additional paid in capital                                             7,796,559           7,791,924
Retained earnings - substantially restricted                           8,786,578           8,752,708
Unearned employees' stock ownership plan ("ESOP") shares                (678,752)           (687,456)
Accumulated other comprehensive (loss) - minimum pension
     liability adjustment, net of income tax benefit                    (255,103)           (255,103)
                                                                   -------------       -------------
     Total stockholders' equity                                       15,672,426          15,625,217
                                                                   -------------       -------------

     Total liabilities and stockholders' equity                    $ 140,663,455       $ 142,936,867
                                                                   -------------       -------------

See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                March 31
                                                                       --------------------------
                                                                          2004            2003
                                                                       --------------------------
Interest Income:
      Loans                                                            $1,390,816      $1,534,188
      Mortgage-backed securities                                           76,608          29,779
      Investments                                                         140,406         102,807
      Other interest earning assets                                        63,160          59,079
                                                                       ----------      ----------
                   Total interest income                                1,670,990       1,725,853
                                                                       ----------      ----------

Interest expense on deposits                                              459,725         642,491
                                                                       ----------      ----------
                   Total interest expense                                 459,725         642,491
                                                                       ----------      ----------

Net interest income                                                     1,211,265       1,083,362
Provision for loan losses                                                      --             389
                                                                       ----------      ----------
Net interest income after provision for loan losses                     1,211,265       1,082,973
                                                                       ----------      ----------

Non-interest income:
     Fees and service charges                                              62,939          60,204
     Gain on sale of loans                                                     --           8,070
     Miscellaneous                                                          6,469           9,872
                                                                       ----------      ----------
                   Total non-interest income                               69,408          78,146
                                                                       ----------      ----------

Non-interest expenses:
     Salaries and employee benefits                                       738,098         666,195
     Net occupancy expense of premises                                    124,196         115,218
     Equipment                                                            131,224         146,404
     Directors fees                                                        17,700          23,000
     Legal fees                                                             6,372           1,528
     Advertising                                                            8,635           3,779
     Federal insurance premium                                              8,820           5,514
     Other insurance premium                                               44,039          40,890
     Miscellaneous                                                        138,051         123,517
                                                                       ----------      ----------
                    Total non-interest expense                          1,217,135       1,126,045
                                                                       ----------      ----------

Income before income taxes                                                 63,538          35,074
Income taxes                                                               29,668          17,536
                                                                       ----------      ----------
Net income and comprehensive income                                    $   33,870      $   17,538
                                                                       ----------      ----------

Net income per common share - Basic and diluted                        $     0.02          N/A(1)
Weighted average number of shares outstanding - Basic and diluted       2,228,817          N/A(1)

(1)   Flatbush Federal Bancorp, Inc. converted to stock form on October 17,
      2003.

See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                   Three months ended March 31
                                                                 -------------------------------
                                                                     2004               2003
                                                                 -------------------------------
Cash flow from operating activities:
  Net income                                                     $     33,870       $     17,538
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization of premises
        equipment                                                      41,200             42,000
     Net amortization of premiums, discount and
        deferred loan fees and cost                                   (31,735)           (88,366)
     Loans originated for sale                                             --           (298,076)
     Proceeds from sale of loans                                           --            306,146
     (Gain) on sale of loans                                               --             (8,070)
     Provision for loan losses                                             --                389
     Decrease in accrued interest receivable                           25,434              8,825
     (Increase) decrease in other assets                              104,923            (85,228)
     Increase in other liabilities                                     44,422             84,233
     ESOP Shares committed to be released                              13,339                 --
                                                                 ------------       ------------
        Net cash provided by (used in) operating activities           231,453            (20,609)
                                                                 ------------       ------------

Cash flow from investing activities:
     Proceeds from calls and maturities of investment
        securities held to maturity                                 4,774,714         12,117,856
     Purchases of investment securities held to maturity           (2,000,000)        (3,988,750)
     Principal repayment on mortgage-backed securities
        held to maturity                                              210,524            152,719
     Purchases of loan participation interest                              --           (650,000)
     Net decrease in loans receivable                                 216,790          4,170,663
     Additions to premises and equipment                              (26,686)          (112,442)
                                                                 ------------       ------------

        Net cash provided by  investing activities                  3,175,342         11,690,046
                                                                 ------------       ------------

Cash flow from financing activities:
     Net (decrease) in deposits                                    (2,649,433)        (1,710,309)
     Increase in advance payments by borrowers
         for taxes and insurance                                      284,390            207,595
                                                                 ------------       ------------

        Net cash (used in) financing activities                    (2,365,043)        (1,502,714)
                                                                 ------------       ------------

Net increase in cash and cash equivalents                           1,041,752         10,166,723
Cash and cash equivalents - beginning                              29,259,705         12,229,895
                                                                 ------------       ------------

Cash and cash equivalents - ending                               $ 30,301,457       $ 22,396,618
                                                                 ------------       ------------

Supplemental disclosure of cash flow information
  Cash paid during the year for:
     Interest                                                    $    459,042       $    643,399
                                                                 ------------       ------------

     Income taxes                                                $     51,692       $     72,941
                                                                 ------------       ------------

See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Flatbush Federal Bancorp, Inc. ("the Company"), the Flatbush Federal Savings and Loan Association ("the Association") and the Association's subsidiary Flatbush REIT, Inc. The Company's business is conducted principally through the Association. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results which may be expected for the entire year.

NOTE 3. NET INCOME PER COMMON SHARE

Net income for common share was computed by dividing net income for the quarter ended March 31, 2004 by weighted average number of common stock outstanding adjusted for unearned shares of the ESOP. Diluted net income per common share did not differ from basic net income per common share as there were no contracts or securities exercisable or which could be converted into common stock.

                                     ITEM 2
                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

This Form 10-QSB may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of the Company, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in the company's Registration Statement filed with the Securities and Exchange Commission.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

The Company's assets as of March 31, 2004 totaled $140.6 million compared to $142.9 million at December 31, 2003, a decrease of $2.3 million or 1.61%. The Association continued to experience high volumes of prepayments from long-term investments and loans, resulting in decreases in mortgage-backed securities, investment securities and loans receivable and an increase in cash and cash equivalents. Net loans receivable decreased $200,000 or 0.22% to $90.4 million at March 31, 2004 from $90.6 million at December 31, 2003. Mortgage-backed securities decreased $200,000 or 3.68% to $5.3 million at March 31, 2004 from $5.5 million at December 31, 2003. Investment securities experienced a net decrease of $2.8 million or 19.72% to $11.4 million at March 31, 2004 from $14.2 million at December 31, 2003. Federal agency securities totaling $4.5 million were called during the first quarter of 2004, in addition to prepayments totaling $275,000. As a partial offset, $2.0 million in federal agency securities were purchased in March 2004. Cash and cash equivalents increased by $1.0 million or 3.41% to $30.3 million at March 31, 2004 from $29.3 million at December 31, 2003. During the period of historically low interest rates, management maintained a high level of its assets in liquid investments rather than in long-term investments and loans.

Total deposits decreased $2.6 million or 2.06% to $123.4 million at March 31, 2004 from $126.0 million as of December 31, 2003. Deposit outflow may be attributed to competitive rates.

The allowance for loan losses remained unchanged at $180,000 for March 31, 2004 and December 31, 2003.

Total stockholders' equity increased $47,000 to $15.7 million at March 31, 2004. The increase reflects the addition of net income of $34,000, the market appreciation of ESOP shares of $4,000 and a reduction of $9,000 in unearned ESOP shares.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and March 31, 2003

      General. Net income increased by $16,000 to $34,000 for the quarter ended March 31, 2004 from $18,000 for the quarter ended March 31, 2003. The increase in net income was due to a decrease of $183,000 in interest expense, offset by decreases of $55,000 in interest income and $9,000 in non-interest income and increases of $91,000 in non-interest expense and $12,000 in income taxes.

      Interest Income. Interest income decreased $55,000, or 3.19% for the three months ended March 31, 2004 from the three months ended March 31, 2003. We attribute the decrease in interest income to the decline in average yield on interest-earning assets. For the three months ended March 31, 2004, the average balance of $135.9 million in interest-earning assets earned an average yield of 4.92% compared to 5.08% on an average balance of $135.8 million in interest-earning assets for the three months ended March 31, 2003.

      Interest income on loans decreased $143,000, or 9.32% to $1.4 million for the three months ended March 31, 2004 from $1.5 million for the three months ended March 31, 2003. The average yield on loans declined 77 basis points to 6.26% for the three months ended March 31, 2004 from 7.03% for the three months ended March 31, 2003, reflecting a decrease in market interest rates. The average balance on loans increased $1.7 million to $88.9 million for the three months ended March 31, 2004 from $87.2 million for the three months ended March 31, 2003.

      Interest income on investment securities increased $37,000, or 36% to $140,000 for the three months ended March 31, 2004 from $103,000 for the three months ended March 31, 2003. The average outstanding balance of investment securities decreased by $12.5 million, or 49.15% to $12.9 million for the three months ended March 31, 2004 from $25.4 million for the three months ended March 31, 2003. However, the average yield on investment securities increased by 271 basis points to 4.33% at March 31, 2004 from 1.62% at March 31 2003. Due to maturities or calls, the composition of our investment securities have changed from U.S. Treasury bills and federal agency securities as of March 31, 2003 to intermediate to long-term federal agency securities with fixed and adjustable rates as of March 31, 2004.

      Interest on mortgage-backed securities increased $47,000, or 156.67% to $77,000 for the three months ended March 31, 2004 from $30,000 for the three months ended March 31, 2003. The increase reflects a $3.5 million increase in the average balance of mortgage-backed securities, offset by a 66 basis point decrease in the average yield to 5.74% for the three months ended March 31, 2004 from 6.40% for the three months ended March 31, 2003.

      Interest income on other interest earning assets, primarily interest-earning deposits, term deposits and federal funds sold, increased $4,000, or 6.78% to $63,000 for the three months ended March 31, 2004 from $59,000 ended March 31, 2003. The increase was due to a $7.5 million, or 35.51% increase in the average balance of other interest earning assets to $28.7 million for the three months ended March 31, 2004 from $21.2 million for the three months ended March 31, 2003, which was partially offset by a 23 basis point decrease in the average yield.

      Interest Expense. Total interest expense decreased $183,000, or 28.46% to $460,000 for the three months ended March 31, 2004 from $643,000 for the three months ended March 31, 2003. The decrease in interest expense resulted primarily from a decrease in the average cost of interest bearing deposits to 1.55% from 2.05%, reflecting the decrease in market interest rates. The average balance of interest bearing deposits also decreased by $6.2 million, or 4.94% to $119.2 million for the three months ended March 31, 2004 from $125.4 million for the three months ended March 31, 2003.

      Net Interest Income. Net interest income increased $128,000, or 11.82% to $1.2 million for the three months ended March 31, 2004 from $1.1 million for the three months ended March 31, 2003. The primary reason for the increase was a 34 basis point increase in our net interest rate spread to 3.37% from 3.03%, which reflected a decrease in the average cost of interest bearing deposits. The net interest margin for the three months ended March 31, 2004 was 3.56%, a 37 basis point increase from 3.19% for the comparable period in 2003.

      Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not record a provision for the three months ended March 31, 2004, but recorded provisions of $389 for the three months ended March 31, 2003. The March 31, 2003 provisions reflect probable and estimable losses in our credit card portfolio. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

      Non-Interest Income. Non-interest income decreased $9,000, or 11.53% to $69,000 for the three months ended March 31, 2004 from $78,000 for the three months ended March 31, 2003. The decrease reflects the decrease in gain on sale of loans. There was no recorded gain on sale of loans for the three months ended March 31, 2004 and $8,000 recorded for the three months ended March 31, 2003. A net decrease of $1,000 is attributed to miscellaneous items, fees and service charges.

      Non-Interest Expense. Non-interest expense increased $91,000, or 8.08% to $1.2 million for the three months ended March 31, 2004 from $1.1 million for the three months ended March 31, 2003. The increase in non-interest expense is primarily attributable to increases in compensation expense, occupancy expense, legal fees, advertising and insurance premiums, partially offset by decreases in equipment expense and director fees.

      Income Tax Expense. The provision for income taxes increased $12,000, or 66.67% to $30,000 for the three months ended March 31, 2004 from $18,000 for the three months ended March 31, 2003. The increase reflects an increase in income before taxes to $64,000 for the three months ended March 31, 2004 from $35,000 for the same period in 2003.

Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the "OTS") regulations sufficient to ensure the Association's safe and sound operation. The Association's liquidity averaged 32.75% during the month of March 2004. The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities. Net loans amounted to $90.4 million and $90.6 million at March 31, 2004 and December 31, 2003, respectively. Mortgage-backed and investment securities held to maturity totaled $16.7 million and $19.7 million at March 31, 2004 and December 31, 2003, respectively. In addition to funding new loan production and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities and maturities of investment securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York ("FHLB") which provide an additional source of funds. At March 31, 2004, there are no advances from FHLB.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations. At March 31, 2004, the Association has outstanding commitments to originate or purchase loans of $10.9 million. Certificates of deposit scheduled to mature in one year or less at March 31,2004, totaled $41.3 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Association.

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

The following table sets forth the Association's capital position at March 31, 2004, as compared to the minimum regulatory capital requirements:

                                                                                          Under Prompt
                                                                  Minimum              Capital Corrective
                                         Actual                 Requirements           Actions Provisions
                                 ---------------------       ------------------        ------------------
                                 Amount          Ratio       Amount       Ratio        Amount       Ratio
                                 ------          -----       ------       -----        ------       -----
                                 (Dollars in Thousands)
Total Capital                   $14,754          24.60%      $4,797       8.00%        $5,996      10.00%
(to risk-weighted assets

Tier Capital                     14,582          24.32%         --           --         3,598      6.00%
(to risk-weighted assets

Core(Tier 1) Capital             14,666          10.42%       5,629       4.00%         7,036      5.00%
(to adjusted total assets

Tangible Capital                 14,666          10.42%       2,111       1.50%            --        --
(to adjusted total assets

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

Net Portfolio Value. The Association's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association's quarterly Thrift Financial Reports. The following table sets forth the Association's NPV as of December 31, 2003, the most recent date the Association's NPV was calculated by the OTS.

                                                                        Net Portfolio Value as a
                                                                        Percentage of Present Value of
                       Net Portfolio Value                              Assets
Change in              ------------------------------------------       -------------------------------
Interest Rates         Estimated       Amount of       Percent of                       Change in Basis
(basis points)         NPV             Change          Change           NPV Ratio       Points
--------------------   ---------       ---------       ----------       ---------       ---------------
                       (Dollars in Thousands)
+300                  $14,445           (7,000)        (33%)             10.25%          -395 basis points
+200                   16,901           (4,543)        (21%)             11.70%          -249 basis points
+100                   19,291           (2,154)        (10%)             13.05%          -115 basis points
0                      21,445               --          --               14.20%          --
-100                   22,609            1,164           5%              14.74%          +55 basis points

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results

                                     ITEM 3
                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e under the Securities and Exchange Act of 1934), each of the Chief Executive Officer and the Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the March 31, 2004 internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                                     PART II

ITEM 1. Legal Proceedings

      We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Association.

ITEM 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

      Not applicable.

ITEM 3. Defaults Upon Senior Securities

      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

      None

ITEM 5. Other Information

      None

ITEM 6. Exhibits and Reports on Form 8-K

      (a) The following Exhibits are filed as part of this report.

            31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

            31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

            32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      (b) Reports on Form 8-K

      On April 29, 2004 we filed a Form 8-K which contained our Press Release of earnings for the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FLATBUSH FEDERAL BANCORP, INC.


Date: May 14, 2004            By: /s/ Anthony J. Monteverdi
                                  ------------------------------------
                                      Anthony J. Monteverdi
                                      Chairman, President and
                                      Chief Executive Officer


Date: May 14, 2004            By: /s/ John S. Lotardo
                                  ------------------------------------
                                      John S. Lotardo
                                      Vice President and Chief Financial Officer