Form 10QSB
period 2004-06-30
FLATBUSH FEDERAL BANCORP INC
filed 2004-08-16
CIK 1243496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________ to ___________

      Commission file number _________________________________

                         FLATBUSH FEDERAL BANCORP, INC.
       (Exact name of small business issuer as specified in this charter)

FEDERAL                                                  11-3700733
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date As of June 30, 2004 the Registrant had outstanding 2,314,375 shares of common stock

Transitional Small business Disclosure Format (Check one): Yes |_| No |X|

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I - FINANCIAL INFORMATION

         Item 1:  Financial Statements

                  Consolidated Statements of Financial Condition
                  at June 30, 2004 and December 31, 2003 (Unaudited)                    1

                  Consolidated Statements of Income and Comprehensive Income
                  for the Three Months and Six Months Ended
                  June 30, 2004 and 2003 (Unaudited)                                    2

                  Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 2004 and 2003 (Unaudited)                              3

                  Notes to Consolidated Financial Statements                            4

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                         5 - 10

         Item 3:  Controls and Procedures                                               11

PART II - OTHER INFORMATION                                                             12

1. Legal Proceedings

2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

3. Defaults upon Senior Securities

4. Submission of Matters to a Vote of Securities Holders

5. Other Information

6. Exhibits and Reports on Form 8-K

SIGNATURES                                                                              13

                                     ITEM 1
                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                     June 30,           December 31,
ASSETS                                                                 2004                 2003
                                                                   ---------------------------------

Cash and amounts due from depository institutions                  $   3,423,988       $   4,468,212
Interest earning deposits in other banks                               3,590,655          11,791,493
Federal Funds sold                                                    10,000,000          13,000,000
                                                                   -------------       -------------
    Cash and cash equivalents                                         17,014,643          29,259,705
                                                                   -------------       -------------

Investment securities held to maturity                                13,185,484          14,211,578
Mortgage-backed securities held to maturity                           16,573,804           5,521,094
Loans receivable                                                      90,906,558          90,571,304
Premises and equipment                                                   928,037             961,813
Federal Home Loan Bank of New York stock                                 858,200             827,200
Interest receivable                                                      594,453             570,228
Other assets                                                             788,169           1,013,945
                                                                   -------------       -------------
    Total assets                                                   $ 140,849,348       $ 142,936,867
                                                                   -------------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                           $ 123,498,884       $ 126,032,492
Advance payments by borrowers for taxes and insurance                    292,761             202,616
Other Liabilities                                                      1,337,474           1,076,542
                                                                   -------------       -------------
    Total liabilities                                              $ 125,129,119       $ 127,311,650
                                                                   -------------       -------------
Stockholders' equity:
Preferred stock $0.01 par value, 1,000,000 shares authorized;
     none issued and outstanding                                              --                  --
Common stock $0.01 par value, 9,000,000 shares authorized;
     2,314,375 issued and outstanding                                     23,144              23,144
Additional paid in capital                                             7,799,435           7,791,924
Retained earnings substantially restricted                             8,822,801           8,752,708
Unearned employees' stock ownership plan ("ESOP") shares                (670,048)           (687,456)
Accumulated other comprehensive (loss) - minimum pension
     liability adjustment, net of income tax benefit                    (255,103)           (255,103)
                                                                   -------------       -------------
    Total stockholders' equity                                        15,720,229          15,625,217
                                                                   -------------       -------------

    Total liabilities and stockholders' equity                     $ 140,849,348       $ 142,936,867
                                                                   -------------       -------------

See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                        Three Months Ended                Six Months Ended
                                                                              June 30                          June 30
                                                                     --------------------------      --------------------------
                                                                        2004            2003            2004            2003
                                                                     --------------------------      --------------------------
Interest income
   Loans                                                             $1,366,441      $1,445,651      $2,757,257      $2,979,846
   Mortgage-backed securities                                           154,205          26,584         230,812          56,363
   Investments                                                          143,380          87,570         283,786         190,378
   Other interest earning assets                                         48,115         105,633         111,275         164,714
                                                                     --------------------------      --------------------------

          Total interest income                                       1,712,141       1,665,438       3,383,130       3,391,301

Interest expense on deposits                                            456,007         579,456         915,732       1,221,947
                                                                     --------------------------      --------------------------

Net interest income                                                   1,256,134       1,085,982       2,467,398       2,169,354
Provision for loan losses                                                    --           1,083              --           1,473
                                                                     --------------------------      --------------------------

Net interest income after provision for loan losses                   1,256,134       1,084,899       2,467,398       2,167,881
                                                                     --------------------------      --------------------------

Non-interest income:
   Fees and service charges                                              52,411          68,259         115,350         128,463
   Gain on sale of loans                                                     --              --              --           8,070
   Miscellaneous                                                          6,913           7,442          13,382          17,314
                                                                     --------------------------      --------------------------

        Total non-interest income                                        59,324          75,701         128,732         153,847
                                                                     --------------------------      --------------------------

Non-interest expenses:
   Salaries and employee benefits                                       732,310         689,787       1,470,408       1,355,982
   Net occupancy expense of premises                                    121,932         121,813         246,128         237,031
   Equipment                                                            129,007         146,647         260,232         293,051
   Directors' fees                                                       25,550          27,000          43,250          50,000
   Legal fees                                                            33,158              --          39,530           1,528
   Advertising                                                            6,942           7,170          15,577          10,949
   Federal insurance premium                                              5,088           5,553          13,908          11,067
   Other insurance premium                                               42,749          39,347          86,787          80,237
   Miscellaneous                                                        147,840         103,289         285,891         226,806
                                                                     --------------------------      --------------------------

        Total non-interest expenses                                   1,244,576       1,140,606       2,461,710       2,266,651
                                                                     --------------------------      --------------------------

Income before income taxes                                               70,882          19,994         134,420          55,077
Income taxes                                                             34,659          11,852          64,327          29,388
                                                                     --------------------------      --------------------------

Net income and comprehensive income                                  $   36,223      $    8,142      $   70,093      $   25,689
                                                                     ==========================      ==========================

Net income per common share - Basic and diluted                      $     0.02             N/A (1)  $     0.02             N/A (1)
Weighted average number of shares outstanding - Basic and diluted     2,229,909             N/A (1)   2,229,363             N/A (1)

(1)   Flatbush Federal Bancorp, Inc. converted to stock form on October 17,
      2003.

See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                       Six months ended
                                                                            June 30
                                                                 -------------------------------
                                                                     2004               2003
                                                                 -------------------------------
Cash flow from operating activities:
  Net income                                                     $     70,093       $     25,689
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization of premises                         74,744             78,698
        equipment
     Net amortization of premiums, discount and                       (28,520)          (116,248)
        deferred loan fees and cost
     Loans originated for sale                                             --           (298,076)
     Proceeds from sale of loans                                           --            306,146
     (Gain) on sale of loans                                               --             (8,070)
     Provision for loan losses                                             --              1,473
     Decrease in accrued interest receivable                          (24,225)            26,226
     (Increase) decrease in other assets                              225,776           (331,613)
     Increase in other liabilities                                    260,932            136,703
     ESOP Shares committed to be released                              24,919                 --
                                                                 -------------------------------
        Net cash provided by (used in) operating activities           603,719           (179,072)
                                                                 -------------------------------

Cash flow from investing activities:
     Proceeds from calls and maturities of investment               5,038,289         31,515,437
        securities held to maturity
     Purchases of investment securities held to maturity           (4,000,000)        (5,987,422)
     Principal repayment on mortgage-backed securities                650,002            475,518
        held to maturity
     Purchases of mortgage-backed securities                      (11,686,387)                --
     Purchases of loan participation interest                        (358,892)          (650,000)
     Net decrease in loans receivable                                  23,638          7,272,305
     Additions to premises and equipment                              (40,968)          (150,211)
     (Purchase) Redemption of FHLBNY stock                            (31,000)           147,800
                                                                 -------------------------------
        Net cash provided by  investing activities                (10,405,318)        32,623,427
                                                                 -------------------------------

Cash flow from financing activities:
     Net (decrease) in deposits                                    (2,533,608)        (1,279,686)
     Increase  in advance payments by borrowers                        90,145            (67,894)
         for taxes and insurance
                                                                 -------------------------------
        Net cash (used in)  financing activities                   (2,443,463)        (1,347,580)
                                                                 -------------------------------

Net increase in cash and cash equivalents                         (12,245,062)        31,096,775
Cash and cash equivalents - beginning                              29,259,705         12,229,895
                                                                 -------------------------------

Cash and cash equivalents - ending                               $ 17,014,643       $ 43,326,670
                                                                 -------------------------------

Supplemental disclosure of cash flow information
   Cash paid during the year for:
     Interest                                                    $    915,731       $  1,222,000
                                                                 -------------------------------

     Income taxes                                                $     64,327       $     29,000
                                                                 -------------------------------

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

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results which may be expected for the entire year.

NOTE 3. NET INCOME PER COMMON SHARE

Net income per common share was computed by dividing net income for three and six months ended June 30, 2004 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP. Diluted net income per common share did not differ from basic net income per common share as there were no contracts or securities exercisable or which could be converted into common stock.

                                     ITEM 2
                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Total assets decreased by $2.1 million, or 1.5%, to $140.8 million at June 30, 2004 from $142.9 million at December 31, 2003. Cash and cash equivalents decreased $12.2 million, or 41.9%, to $17.0 million at June 30, 2004 from $29.3 million at December 31, 2003. As a partial offset, mortgage-backed securities increased $11.1 million, or 200.2%, to $16.6 million at June 30, 2004 from $5.5 million as of December 31, 2003. Loans receivable increased $336,000, or 0.4%, to $90.9 million at June 30, 2004 from $90.6 million as of December 31, 2003. Management reinvested assets from short-term liquid investments to longer-term investments and loans, as interest rates increased during the first six months of 2004. The net decrease in assets reflects the decrease in cash and cash equivalents, the repayment of investment securities held to maturity and a decrease in other assets.

Total deposits decreased $2.5 million, or 2.0%, to $123.5 million at June 30, 2004 from $126.0 million at December 31, 2003. Deposit outflow may be attributed to depositors seeking higher deposit rates from competing financial institutions.

Total stockholders' equity increased $95,000 to $15.7 million at June 30, 2004 from $15.6 million at December 31, 2003. The increase reflects net income of $70,000, the market appreciation of ESOP shares released of $8,000 and amortization of $17,000 in unearned ESOP shares.

Comparison of Operating Results for the Three Months Ended June 30, 2004 and June 30, 2003

      General. Net income increased by $28,000 to $36,000 for the three months ended June 30, 2004 from $8,000 for the three months ended June 30, 2003. The increase in net income was due to a decrease of $124,000 in interest expense, a decrease of $1,000 in provision for loan losses and a $47,000 increase in interest income, which were partially offset by a $17,000 decrease in non-interest income, a $104,000 increase in non-interest expense and a $23,000 increase in income taxes.

      Interest Income. Interest income increased $47,000, or 2.8%, for the three months ended June 30, 2004. The increase in interest income reflected a shift in the composition of our interest-earning assets from short-term lower yielding investments to longer-term higher yielding loans and mortgage-backed securities. For the three months ended June 30, 2004, our average interest-earning assets of $135.5 million had an average yield of 5.05% compared to a 4.81% average yield on average interest earning assets of $138.7 million for the three months ended June 30, 2003.

      Interest income on loans decreased $79,000, or 5.40%, to $1.3 million for the three months ended June 30, 2004 from $1.4 million for the three months ended June 30, 2003. Although the average balance of loans increased $5.8 million to $90.5 million for the three months ended June 30, 2004 from $84.8 million for the same quarter in 2003, the average yield on loans decreased 78 basis points to 6.04% from 6.82% during the comparative quarters.

      Interest income on mortgage-backed securities increased $128,000, or 492.3%, to $154,000 for the three months ended June 30, 2004 from $26,000 for the same quarter in 2003. The increase reflects a $11.6 million increase in the average balance of mortgage-backed securities to $13.3 million for the quarter ended June 30, 2004 from $1.7 million for the quarter ended June 30, 2003. The increase in the average balance was partially offset by a 162 basis point decrease in the average yield to 4.62% from 6.24% during the comparative quarters.

      Interest income on investment securities increased $55,000, or 62.5%, to $143,000 for the three months ended June 30, 2004 from $88,000 for the three months ended June 30, 2003. The average balances of investment securities decreased $1.8 million to $13.2 million for the three months ended June 30, 2004 from $15.0 million for the three months ended June 30, 2003. The average yield on investment securities also increased by 200 basis points to 4.34% at June 30, 2004 from 2.34% at June 30, 2003. Due to maturities or calls, the composition of our investment securities changed from predominately U.S. Treasury bills and short-term federal agency securities as of June 30, 2003 to intermediate and long-term federal agency securities with fixed and adjustable rates as of June 30, 2004.

      Interest income on other interest-earning assets, consisting primarily of interest-earning deposits and federal funds sold, decreased $58,000, or 54.7% to $48,000 for the quarter ended June 30, 2004 from $106,000 for the same quarter in 2003. The decrease reflects a decrease of $18.8 million in the average balance of other interest-earning assets to $18.4 million for the quarter ended June 30, 2004 from $37.2 million for the quarter ended June 30, 2003. The decrease in interest income on other interest-earning assets also reflected a 10 basis point decrease in average yield to 1.04% at June 30, 2004 from 1.14% at June 30, 2003.

      Interest Expense. Total interest expense decreased $124,000, or 21.4% to $456,000 for the three months ended June 30, 2004 from $580,000 for the same quarter in 2003. The decrease in interest expense resulted primarily from a 30 basis point decrease in the average cost of interest-bearing deposits from 1.86% to 1.56%. The average balance of interest-bearing deposits also decreased by $7.6 million, or 6.1%, to $117.4 million for the three months ended June 30, 2004 from $125.0 million for the three months ended June 30, 2003.

      Net Interest Income. Net interest income increased $171,000, or 15.7%, to $1.3 million for the three months ended June 30, 2004 from $1.1 million for the three months ended June 30, 2003. The primary reason for the increase was a 55 basis point increase in our net interest rate spread to 3.50% from 2.95%, which reflected a decrease in the average cost of interest-bearing deposits. Our net interest margin increased by 57 basis points to 3.70% for the three months ended June 30, 2004 from 3.13% for the comparable period in 2003.

      Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not record a provision for the three months ended June 30, 2004, but recorded a provision of $1,000 for the three months ended June 30, 2003. The June 30, 2003 provisions reflect probable and estimable losses in our credit card portfolio. The level of the allowance at June 30, 2004 is based on estimates, and the ultimate losses may vary from the estimates.

      Non-Interest Income. Non-interest income decreased $17,000, or 22.4%, to $59,000 for the three months ended June 30, 2004 from $76,000 for the three months ended June 30, 2003, reflecting a reduction of our fee income during the three months ended June 30, 2004 in comparison to the 2003 period.

      Non-Interest Expense. Non-interest expense increased $104,000, or 9.1%, to $1.2 million for the three months ended June 30, 2004 from $1.1 million for the three months ended June 30, 2003. Salary and employee benefits increased by $42,000 to $732,000 for quarter ended June 30, 2004 from $690,000 for quarter ended June 30, 2003. The increase included $12,000 in ESOP expense. Miscellaneous expenses increased $45,000 to $148,000 for quarter ended June 30, 2004 from $103,000 for quarter ended June 30, 2003. The increase was primarily attributed to shareholder and related reporting expenses. Legal expenses increased $33,000 during the current quarter. As a partial offset, the Association had a net decrease of $16,000 in equipment costs, directors' fees, federal insurance premium and other insurance premiums.

      Income Tax Expense. The provision for income taxes increased $23,000 to $34,000 for the three months ended June 30, 2004 from $11,000 for the same quarter in 2003. The increase reflects an increase in income before taxes to $70,000 for the three months ended June 30, 2004 from $19,000 for the three months ended June 30, 2003.

Comparison of Operating Results for the Six Months ended June 30, 2004 and June 30, 2003

      General. Net income increased by $44,000 to $70,000 for six months ended June 30, 2004 from $26,000 for the same period in 2003. The increase was primarily due to a $298,045 increase in net interest income, which was only partially offset by a $25,000 decrease in non-interest income, and a $195,000 increase in non-interest expense and $35,000 increase in income taxes.

      Interest Income. Interest income decreased by $8,000 for the six months ended June 30, 2004 from the same period in 2003. The average balance of interest earning assets decreased by $1.5 million, or 1.1% to $135.7 million for six months ended June 30, 2004 from $137.2 for six months ended June 30, 2003.

      Interest income on loans decreased $223,000, or 7.5%, to $2.8 million for the six months ended June 30, 2004 from $3.0 million for the six months ended June 30, 2003. The average outstanding balance of loans increased by $3.7 million, or 4.3%, to $89.7 million for six months ended June 30, 2004 from $86.0 million for the same period in 2003. However, the average yield decreased 79 basis points to 6.14% for six months ended June 30, 2004 from 6.93% for the same period in 2003, reflecting accelerated prepayments and refinancing of higher yielding loans.

      Interest income on mortgage-backed securities increased $175,000, or 312.5%, to $231,000 for the six months ended June 30, 2004 from $56,000 for the six months ended June 30, 2003. The increase was attributed primarily to a $7.6 million increase in the average outstanding balance of mortgage-backed securities to $9.3 million for six months ended June 30, 2004 from $1.8 million for the same period in 2003. The average yield decreased 138 basis points to 4.94% from 6.32% during the comparative periods.

      Interest income on investment securities increased $94,000, or 49.5%, to $284,000 for the six months ended June 30, 2004 from $190,000 for the six months ended June 30, 2003. The average balance of investment securities decreased $7.2 million, or 35.4% to $13.0 million for the six months ended June 30, 2004 from $20.2 million for six months ended June 30, 2003. The improvement in interest income on investment securities was the result of a 247 basis point increase in average yield to 4.35% for six months ended June 30, 2004 from 1.88% for the comparative period in 2003. Due to maturities or calls, the composition of our investment securities changed from U.S. Treasury bills and federal agency securities as of June 30, 2003 to intermediate to long-term federal agency securities with fixed and adjustable rates as of June 30, 2004.

      Interest income on other interest-earning assets, consisting primarily of interest-earning deposits and federal funds sold, decreased $54,000, or 32.4%, to $111,000 for six months ended June 30, 2004 from $165,000 for six months ended June 30, 2003. The decrease was attributed to a $5.6 million, or 19.2%, decrease in the average outstanding balance of other interest-earning assets to $23.6 million for six months ended June 30, 2004 from $29.2 million for six months ended June 30, 2003. The average yield decreased 18 basis points to 0.94% from 1.12% during the comparative periods.

      Interest Expense. Total interest expense decreased $306,000, or 25.0%, to $916,000 for six months ended June 30, 2004 from $1.2 million for six months ended June 30, 2003. The decrease in interest expense resulted from a $6.9 million, or 5.5%, decrease in the average balance of interest-bearing deposits to $118.3 million for six months ended June 30, 2004 from $125.2 million for the six months ended June 30, 2003. The average cost of interest-bearing deposits also decreased by 40 basis points to 1.44% from 1.95% during the comparative periods.

      Net Interest Income. Net interest income increased $298,000, or 13.8%, to $2.5 million for the six months ended June 30, 2004 from $2.2 million for six months ended June 30, 2003. The primary reason for the increase was a 44 basis point improvement in our net interest rate spread to 3.43% for six months ending June 30, 2004 from 2.99% for the same period in 2003. Our net interest margin for the period increased 47 basis points to 3.63% from 3.16%.

      Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not record a provision for the six months ended June 30, 2004, but recorded provisions of $1,500 for the six months ended June 30, 2003. The June 30, 2003 provisions reflect probable and estimable losses in our credit card portfolio. The level of the allowance at June 30, 2004 is based on estimates, and the ultimate losses may vary from the estimates.

      Non-Interest Income. Non-interest income decreased $25,000, or 16.9%, to $129,000 for six months ended June 30, 2004 from $154,000 for the same period in 2003. We did not have gains on the sale of loans for the six months ended June 30, 2004, resulting in a $8,000 decrease from the comparable period in 2003. We experienced diminished activity in fee-generating transactions resulting in decreases in fees and service charges and miscellaneous non-interest income.

      Non-Interest Expense. Non-interest expense increased $195,000, or 8.6%, to $2.5 million for six months ended June 30, 2004 from $2.3 million for six months ended June 30, 2003. Salaries and employee benefits increased $114,000, which included $25,000 in ESOP expense. Miscellaneous expenses increased $59,000 to $286,000 from $227,000. The increase was primarily from expenses attributed to legal expenses, occupancy costs, advertising, federal insurance premium and other insurance premiums. As a partial offset, equipment costs and directors' fees decreased by $40,000.

      Income Tax Expense. The provision for income taxes increased $35,000 to $64,000 for six months ended June 30, 2004 from $29,000 for six months ended June 30, 2003. The increase in income tax expense reflects an increase in income before taxes to $134,000 for six months ended June 30, 2004 from $55,000 for six months ended June 30, 2003.

Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the "OTS") regulations sufficient to ensure the Association's safe and sound operation. The Association's liquidity averaged 16.6% during the month of June 2004. The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Association's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition.

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities. Net loans totaled $90.9 million and $90.6 million at June 30, 2004 and December 31, 2003, respectively. Mortgage-backed and investment securities held to maturity totaled $29.8 million and $19.7 million at June 30, 2004 and December 31, 2003, respectively. In addition to funding new loans and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities and maturities of investment securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York ("FHLB") which provide an additional source of funds. At June 30, 2004, we had no advances from the FHLB.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations. At June 30, 2004, the Association had outstanding commitments to originate or purchase loans of $8.8 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2004, totaled $41.3 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Association.

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

The following table sets forth the Association's capital position at June 30, 2004, as compared to the minimum regulatory capital requirements:

                                                          Minimal Capital     Under Prompt corrective
                                       Actual              Requirements         Actions Prospective
                              -----------------------------------------------------------------------
                                Amount         Ratio    Amount       Ratio      Amount       Ratio
                                ------         -----    ------       -----      ------       -----
                              (Dollars in Thousands)
Total Capital                  $14,801         24.6%   $ 4,819        8.0%      $ 6,023      10.0%
(to risk-weighted assets

Tier Capital                    14,632         24.3%        --         --         3,614       6.0%
(to risk-weighted assets

Core(Tier 1) Capital            14,716         10.4%     5,636        4.0%        7,045       5.0%
(to adjusted total assets

Tangible Capital                14,716         10.4%     2,114        1.5%           --        --
(to adjusted total assets

Management of Interest Rate Risk

      The ability to maximize net interest income largely depends upon maintaining a positive interest rate spread during periods of fluctuating market interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap", provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a decrease in net interest income.

      The Association's current investment strategy is to maintain an overall securities portfolio that provides a source of liquidity and that contributes to the Association's overall profitability and asset mix within given quality and maturity considerations.

Net Portfolio Value

      The Association's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association's quarterly Thrift Financial Reports. The following table sets forth the Association's NPV as of March 31, 2004, the most recent date the Association's NPV was calculated by the OTS.

                                                                        Net Portfolio Value as a
                                                                        Percentage of Present Value of
                       Net Portfolio Value                              Assets
Change in              -----------------------------------------        -------------------------------
Interest Rates         Estimated        Amount of     Percent of                        Change in Basis
(basis points)         NPV              Change        Change            NPV Ratio       Points
--------------         ---------        ---------     ----------        ---------       ---------------
                       (Dollars in Thousands)
+300                   $ 14,715         (6,618)       (31%)             10.55%          -376 basis points
+200                     17,163         (4,171)       (20%)             12.02%          -230 basis points
+100                     19,456         (1,878)        (9%)             13.32%          -100 basis points
  0                      21,334             --         --               14.32%                  --
-100                     22,052            718          3%              14.62%          +30 basis points

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results

                                     ITEM 3
                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934), each of the Chief Executive Officer and the Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the June 30, 2004 internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

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

ITEM 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

      Not applicable.

ITEM 3. Defaults Upon Senior Securities

      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting held on April 29, 2004, stockholders considered and voted on the following:

      1.   The election of directors:                      For           Against
                                                           ---           -------
             John F. Antoniello                          1,989,776        14,263
             Patricia A. McKinley                        1,987,507        16,532
             Charles J. Vorbach                          1,991,030        13,009

      2.   The ratification of  Appointment of Auditors    For           Against          Abstain
                                                           ---           -------          -------
                                                         1,985,909         6,808           11,322

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

      (b)   Reports on Form 8-K

                  On August 12, 2004 we filed a Form 8-K which contained our Press Release of earnings for the quarter and six months ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FLATBUSH FEDERAL BANCORP, INC.


Date: 08/16/04                    By: /s/ Anthony J. Monteverdi
                                      ------------------------------------
                                      Anthony J. Monteverdi
                                      Chairman, President and
                                      Chief Executive Officer


Date: 08/16/04                    By: /s/ John S. Lotardo
                                      ---------------------------------------
                                      John S. Lotardo
                                      Vice President and Chief Financial Officer