Form 10QSB
period 2004-09-30
FLATBUSH FEDERAL BANCORP INC
filed 2004-11-15
CIK 1243496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004
                                              ------------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from __________ to ___________ Commission file number__________________________________

                         FLATBUSH FEDERAL BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in this charter)

FEDERAL                                                   11-3700733
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                 2146 NOSTRAND AVENUE, BROOKLYN, NEW YORK 11210
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (718) 859-6800
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

  As of September 30, 2004 the Registrant had outstanding 2,314,375 shares of common stock

Transitional Small business Disclosure Format (Check one): Yes |_| No |X|

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I - FINANCIAL INFORMATION

         Item 1:  Financial Statements

                  Consolidated Statements of Financial Condition
                  at September 30, 2004 and December 31, 2003 (Unaudited)               1

                  Consolidated Statements of Income and Comprehensive Income
                  for the Three Months and Nine months Ended
                  September 30, 2004 and 2003 (Unaudited)                               2

                  Consolidated Statements of Cash Flows for the Nine months
                  Ended September 30, 2004 and 2003 (Unaudited)                         3

                  Notes to Consolidated Financial Statements                            4

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                         5 - 11

         Item 3:  Controls and Procedures                                               12

PART II - OTHER INFORMATION                                                             13

         1.       Legal Proceedings

         2.       Unregistered Sales of Equity Securities and Use of Proceeds

         3.       Defaults upon Senior Securities

         4.       Submission of Matters to a Vote of Securities Holders

         5.       Other Information

         6.       Exhibits and Reports on Form 8-K

SIGNATURES                                                                              14

                                     ITEM 1
                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                   September 30,        December 31,
ASSETS                                                                  2004                2003
------                                                             ---------------------------------
Cash and amounts due from depository institutions                  $   1,670,100       $   4,468,212
Interest earning deposits in other banks                               1,130,611          11,791,493
Term deposits                                                          1,000,000                  --
Federal Funds sold                                                     4,800,000          13,000,000
                                                                   ---------------------------------
    Cash and cash equivalents                                          8,600,711          29,259,705
                                                                   ---------------------------------

Investment securities held to maturity                                13,030,102          14,211,578
Mortgage-backed securities held to maturity                           17,436,484           5,521,094
Loans receivable                                                      93,676,874          90,571,304
Premises and equipment                                                   920,535             961,813
Federal Home Loan Bank of New York stock                                 858,200             827,200
Interest receivable                                                      645,225             570,228
Other assets                                                             638,083           1,013,945
                                                                   ---------------------------------
    Total assets                                                   $ 135,806,214       $ 142,936,867
                                                                   ---------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits                                                           $ 118,273,371       $ 126,032,492
Advance payments by borrowers for taxes and insurance                    529,849             202,616
Other Liabilities                                                      1,161,863           1,076,542
                                                                   ---------------------------------
    Total liabilities                                              $ 119,965,083       $ 127,311,650
                                                                   ---------------------------------
Stockholders' equity:
---------------------
Preferred stock $0.01 par value, 1,000,000 shares authorized;
    none issued and outstanding                                               --                  --
Common stock $0.01 par value, 9,000,000 shares authorized;
    2,314,375 issued and outstanding                                      23,144              23,144
Additional paid in capital                                             7,801,887           7,791,924
Retained earnings substantially restricted                             8,932,547           8,752,708
Unearned employees' stock ownership plan ("ESOP") shares                (661,344)           (687,456)
Accumulated other comprehensive (loss) - minimum pension
     liability adjustment, net of income tax benefit                    (255,103)           (255,103)
                                                                   ---------------------------------
    Total stockholders' equity                                        15,841,131          15,625,217
                                                                   ---------------------------------

    Total liabilities and stockholders' equity                     $ 135,806,214       $ 142,936,867
                                                                   ---------------------------------

See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                  Three Months Ended               Nine months Ended
                                                                     September 30                     September 30
                                                               --------------------------      --------------------------
                                                                  2004            2003            2004            2003
                                                               ----------      ----------      ----------      ----------
Interest income
   Loans                                                       $1,402,895      $1,383,355      $4,160,153      $4,363,201
   Mortgage-backed securities                                     220,582          47,824         451,394         104,187
   Investments                                                    148,300          66,061         432,086         256,439
   Other interest earning assets                                   38,140         114,054         149,415         278,768
                                                               --------------------------      --------------------------

          Total interest income                                 1,809,917       1,611,294       5,193,048       5,002,595

Interest expense on deposits                                      450,013         532,476       1,365,745       1,754,423
                                                               --------------------------      --------------------------

Net interest income                                             1,359,904       1,078,818       3,827,303       3,248,172
Provision for loan losses                                              --           6,636              --           8,109
                                                               --------------------------      --------------------------

Net interest income after provision for loan losses             1,359,904       1,072,182       3,827,303       3,240,063
                                                               --------------------------      --------------------------

Non-interest income:
   Fees and service charges                                        59,469          63,761         174,819         192,224
   Gain on sale of loans                                               --              --              --           8,070
   Miscellaneous                                                    5,214          10,003          18,597          27,317
                                                               --------------------------      --------------------------

        Total non-interest income                                  64,683          73,764         193,416         227,611
                                                               --------------------------      --------------------------

Non-interest expenses:
   Salaries and employee benefits                                 733,306         667,503       2,203,716       2,023,485
   Net occupancy expense of premises                              127,141         122,577         373,269         359,608
   Equipment                                                      117,237         155,305         377,469         448,356
   Directors' fees                                                 39,845          17,000          83,095          67,000
   Legal fees                                                      27,528             185          67,058           1,713
   Advertising                                                      5,629          10,065          21,206          21,014
   Federal insurance premium                                        4,942           5,501          18,850          16,568
   Other insurance premium                                         46,780          41,062         133,567         121,299
   Miscellaneous                                                  141,545          92,508         427,436         319,314
                                                               --------------------------      --------------------------

        Total non-interest expenses                             1,243,953       1,111,706       3,705,666       3,378,357
                                                               --------------------------      --------------------------

Income before income taxes                                        180,634          34,240         315,053          89,317
Income taxes                                                       70,887          21,361         135,214          50,699
                                                               --------------------------      --------------------------

Net income and comprehensive income                            $  109,747      $   12,879      $  179,839      $   38,618
                                                               ==========================      ==========================

Net income per common share - Basic and diluted                $     0.05          N/A(1)      $     0.08          N/A(1)
Weighted average number of shares outstanding - Basic and       2,230,989          N/A(1)       2,229,907          N/A(1)
diluted

(1)   Flatbush Federal Bancorp, Inc. converted to stock form on October 17,
      2003.

See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                    Nine months ended Sept 30
                                                                 -------------------------------
                                                                     2004               2003
                                                                 -------------------------------
Cash flow from operating activities:
  Net income                                                     $    179,839       $     38,618
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization of premises                        104,982            116,085
        equipment
     Net amortization of premiums, discount and                       (43,911)          (138,162)
        deferred loan fees and cost
     Provision for loan losses                                             --              8,109
     Decrease in accrued interest receivable                          (74,997)            12,223
     Decrease (Increase) in other assets                              375,862           (664,015)
     Increase in other liabilities                                     85,321            206,790
     ESOP Shares committed to be released                              36,075                 --
                                                                 -------------------------------
        Net cash provided by (used in) operating activities           663,171           (420,352)
                                                                 -------------------------------

Cash flow from investing activities:
     Proceeds from calls and maturities of investment               5,196,355        (49,978,580)
        securities held to maturity
     Purchases of investment securities held to maturity           (4,000,000)       (14,479,914)
     Proceeds from calls of investment securities held                     --         32,228,376
        to maturity
     Principal repayment on mortgage-backed securities              1,212,273            617,594
        held to maturity
     Purchases of mortgage-backed securities                      (13,098,631)        (4,392,344)
     Purchases of loan participation interest                        (967,454)                --
     Net change in loans receivable                                (2,138,116)         3,497,615
     Additions to premises and equipment                              (63,704)          (158,652)
     (Purchase) redemption of FHLBNY stock                            (31,000)           147,800
                                                                 -------------------------------
        Net cash used in  investing activities                    (13,890,277)       (32,518,105)
                                                                 -------------------------------

Cash flow from financing activities:
     Net increase (decrease) in deposits                           (7,759,121)         4,389,771
     Cash received from stock subscriptions                                --         85,545,454
                                                                 -------------------------------
     Increase  in advance payments by borrowers                       327,233             62,448
         for taxes and insurance
                                                                 -------------------------------
        Net cash (used in) provided by financing activities        (7,431,888)        89,997,673
                                                                 -------------------------------

Net increase (decrease) in cash and cash equivalents              (20,658,994)        57,059,216
Cash and cash equivalents - beginning                              29,259,705         12,229,895
                                                                 -------------------------------

Cash and cash equivalents - ending                               $  8,600,711       $ 69,289,111
                                                                 -------------------------------

Supplemental disclosure of cash flow information
  Cash paid during the year for:
     Interest                                                    $  1,365,745       $  1,752,183
                                                                 -------------------------------

     Income taxes                                                $    135,214       $    165,961
                                                                 -------------------------------

See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1. PRINCIPLES OF CONSOLIDATION
-----------------------------------

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

NOTE 2. BASIS OF PRESENTATION
-----------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results which may be expected for the entire year.

NOTE 3. NET INCOME PER COMMON SHARE
-----------------------------------

Net income per common share was computed by dividing net income for three and nine months ended September 30, 2004 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP. Diluted net income per common share did not differ from basic net income per common share as there were no contracts or securities exercisable or which could be converted into common stock.

                                     ITEM 2
                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

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

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total assets decreased by $7.1 million, or 4.9%, to $135.8 million at September 30, 2004 from $142.9 million at December 31, 2003. The net decrease in assets reflects the decrease in cash and cash equivalents, the repayment of investment securities held to maturity and a decrease in other assets. Cash and cash equivalents decreased $20.7 million, or 70.6%, to $8.6 million at September 30, 2004 from $29.3 million at December 31, 2003. As a partial offset, mortgage-backed securities increased $11.9 million, or 215.8%, to $17.4 million at September 30, 2004 from $5.5 million as of December 31, 2003. Loans receivable increased $3.1 million, or 3.4%, to $93.6 million at September 30, 2004 from $90.6 million as of December 31, 2003. Management continued to reinvest assets from short-term liquid investments to longer-term higher yielding investments and loans.

Total deposits decreased $7.7 million, or 6.1%, to $118.3 million at September 30, 2004 from $126.0 million at December 31, 2003. Deposit outflow may be attributed to depositors seeking higher deposit rates from competing financial institutions.

Total stockholders' equity increased $216,000 to $15.8 million at September 30, 2004 from $15.6 million at December 31, 2003. The increase reflects the addition of net income of $180,000, the market appreciation of ESOP shares released of $10,000 and amortization of $26,000 in unearned ESOP shares.

Comparison of Operating Results for the Three Months Ended September 30, 2004 and September 30, 2003

      General. Net income increased by $97,000, or 752.1%, to $110,000 for the three months ended September 30, 2004 from $13,000 for the three months ended September 30, 2003. The increase in earnings for the quarter was primarily due to an increase of $199,000 in interest income, decreases of $82,000 in interest expense and $7,000 in provision for loan losses, partially offset by a decrease of $9,000 in non-interest income and increases of $132,000 in non-interest expense and $50,000 in income taxes.

      Interest Income. Interest income increased $199,000, or 12.3%, to $1.8 million for the three months ended September 30, 2004 from $1.6 million for the same period in 2003. The increase in interest income reflected a shift in the composition of our interest-earning assets from short-term lower yielding investments to longer-term higher yielding loans and mortgage-backed securities. For the three months ended September 30, 2004, our average interest-earning assets of $132.6 million had an average yield of 5.46% compared to $164.9 million in average assets with an average yield of 3.91% for the three months ended September 30, 2003. The higher average balance of interest-earning assets for the three months ended September 30, 2003 included funds received for the stock subscription offering which was closed on October 17, 2003. The higher balance was principally in the average outstanding balance of other interest-earning assets.

      Interest income on loans increased $20,000, or 1.4%, for the three months ended September 30, 2004. The average balance of loans increased $8.3 million to $93.0 million for the three months ended September 30, 2004 from $84.8 million for the same quarter in 2003. However, the average yield on loans decreased 49 basis points to 6.03% from 6.52% during the comparative quarters.

      Interest income on mortgage-backed securities increased $173,000, or 361.2%, to $221,000 for the three months ended September 30, 2004 from $48,000 for the same quarter in 2003. The increase reflects a $12.4 million increase in the average balance of mortgage-backed securities to $16.7 million for the quarter ended September 30, 2004 from $4.4 million for the quarter ended September 30, 2003. The average yield on mortgage-backed securities increased 90 basis points to 5.27% from 4.37% during the comparative quarters.

      Interest income on investment securities increased $82,000, or 124.5%, to $148,000 for the three months ended September 30, 2004 from $66,000 for the three months ended September 30, 2003. Although the average balance of investment securities decreased $14.5 million to $13.0 million from $27.5 million, the average yield increased 359 basis points to 4.55% for the quarter ended September 30, 2004 from 0.96% for the quarter ended September 30, 2003. Due to maturities, the composition of our investment securities changed from predominately U.S. Treasury bills and short-term federal agency securities as of September 30, 2003 to intermediate and long-term federal agency securities with fixed and adjustable rates as of September 30, 2004.

      Interest income on other interest-earning assets, consisting primarily of interest-earning deposits and federal funds sold, decreased $76,000, or 66.6% to $38,000 for the quarter ended September 30, 2004 from $114,000 for the same quarter in 2003. The decrease reflects a decrease of $38.4 million in the average balance of other interest-earning assets to $9.7 million for the quarter ended September 30, 2004 from $48.1 million for the quarter ended September 30, 2003. The decrease in the average balance was partially offset by a 62 basis point increase in the average yield to 1.57% from 0.95% during the comparative quarters.

      Interest Expense. Total interest expense decreased $82,000 or 15.5% to $450,000 for the three months ended September 30, 2004 from $532,000 for the same quarter in 2003. The decrease in interest expense resulted primarily from a 12 basis point decrease in the average cost of interest-bearing deposits from 1.69% to 1.57%. The average balance of interest-bearing deposits decreased by $11.4 million, or 9.1%, to $114.6 million for the three months ended September 30, 2004 from $126.0 million for the three months ended September 30, 2003.

      Net Interest Income. Net interest income increased $281,000, or 26.0%, to $1.4 million for the three months ended September 30, 2004 from $1.1 million for the three months ended September 30, 2003. The primary reason for the increase was a 167 basis point increase in our net interest rate spread to 3.89% from 2.22%. Our net interest margin increased by 148 basis points to 4.10% for the three months ended September 30, 2004 from 2.62% for the comparable period in 2003.

      Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not record a provision for the three months ended September 30, 2004, but recorded a provision of $7,000 for the three months ended September 30, 2003. The September 30, 2003 provisions reflect probable and estimable losses in our credit card and SBA loan portfolios. The level of the allowance at September 30, 2004 is based on estimates, and the ultimate losses may vary from the estimates.

      Non-Interest Income. Non-interest income decreased $9,000, or 12.3%, to $65,000 for the three months ended September 30, 2004 from $74,000 for the three months ended September 30, 2003, reflecting a reduction of our fee income during the three months ended September 30, 2004 in comparison to the 2003 period.

      Non-Interest Expense. Non-interest expense increased $132,000, or 11.9%, to $1.2 million for the three months ended September 30, 2004 from $1.1 million for the three months ended September 30, 2003. Salary and employee benefits increased by $66,000 to $733,000 for quarter ended September 30, 2004 from $668,000 for quarter ended September 30, 2003. The increase included $11,000 in ESOP expense. Miscellaneous expenses increased $49,000 to $142,000 for quarter ended September 30, 2004 from $93,000 for quarter ended September 30, 2003. The increase was primarily attributed to expenses incurred as a public company. Legal expenses increased $27,000 during the current quarter. The increase was principally attributed to corporate matters.
Directors' compensation increased $23,000 to $40,000 for the quarter ended September 30, 2004 from $17,000 for the same period in 2003. The increase was attributed to committee and Board retainer fees. Occupancy expenses increased $5,000 to $127,000 for the quarter ended September 30, 2004 from $122,000 for the quarter ended September 30, 2003. The increase was due to improvements made to our Brighton Beach branch. Other insurance premiums increased by $6,000 to $47,000 for the quarter ended September 30, 2004. As a partial offset, the Association had a net decrease of $44,000 in equipment costs, advertising and federal insurance premium.

      Income Tax Expense. The provision for income taxes increased $50,000 to $71,000 for the three months ended September 30, 2004 from $21,000 for the same quarter in 2003. The increase reflects an increase in income before taxes to $181,000 for the three months ended September 30, 2004 from $34,000 for the three months ended September 30, 2003.

Comparison of Operating Results for the Nine months ended September 30, 2004 and September 30, 2003

      General. Net income increased by $141,000, or 365.7%, to $180,000 for nine months ended September 30, 2004 from $39,000 for the same period in 2003. The increase was primarily due to an increase of $191,000 in interest income, decreases of $389,000 in interest expense and $8,000 in provision for loan losses, partially offset by a decrease of $35,000 in non-interest income and increases of $327,000 in non-interest expense and $85,000 in income taxes.

      Interest Income. Interest income increased by $191,000, or 3,81%, to $5.2 million for nine months ended September 30, 2004 from $5.0 million the same period in 2003. The increase in interest income was attributed to the shift in interest-earning assets from short-term lower yielding investments to long-term higher yielding mortgage-backed securities and loans. For nine months ended September 30, 2004, our average interest earning assets of $134.7 million earned an average yield of 5.14% compared to 4.63% on $144.1 million for nine months ended September 30, 2003. The higher average balance of interest-earning assets for nine months ended September 30, 2003 included funds received for the stock subscription offering which was closed on October 17, 2003. The higher balance was principally in the average outstanding balance of other interest-earning assets.

      Interest income on loans decreased $203,000, or 4.7%, to $4.2 million for nine months ended September 30, 2004 from $4.4 million for nine months ended September 30, 2003. The average outstanding balance of loans increased by $5.2 million, or 6.1%, to $90.8 million for nine months ended September 30, 2004 from $85.6 million for nine months ended September 30, 2003. However, the average yield decreased 69 basis points to 6.11% for nine months ended September 30, 2004 from 6.80% for the same period in 2003, reflecting accelerated prepayments and refinancing of higher yielding loans.

      Interest income on mortgage-backed securities increased $347,000, or 333.3%, to $451,000 for nine months ended September 30, 2004 from $104,000 for nine months ended September 30, 2003. The increase was attributed to a $9.2 million increase in the average outstanding balance of mortgage-backed securities to $11.8 million for nine months ended September 30, 2004 from $2.6 million for the same period in 2003. The average yield decreased 17 basis points to 5.09% from 5.26% during the comparative periods.

      Interest income on investment securities increased $176,000, or 68.5%, to $432,000 for nine months ended September 30, 2004 from $256,000 for nine months ended September 30, 2003. The average balance of investment securities decreased $8.4 million, or 39.2% to $13.1 million for nine months ended September 30, 2004 from $21.5 million for nine months ended September 30, 2003. The improvement in interest income on investment securities was the result of a 282 basis point increase in average yield to 4.41% for nine months ended September 30, 2004 from 1.59% for the same period in 2003. Due to maturities, the composition of our investment securities changed from U.S. Treasury bills and federal agency securities as of September 30, 2003 to intermediate to long-term federal agency securities with fixed and adjustable rates as of September 30, 2004.

      Interest income on other interest-earning assets, consisting primarily of interest-earning deposits and federal funds sold, decreased $129,000, or 46.4%, to $149,000 for nine months ended September 30, 2004 from $279,000 for nine months ended September 30, 2003. The decrease was attributed to a $15.4 million, or 44.8%, decrease in the average outstanding balance of other interest-earning assets to $19.0 million for nine months ended September 30, 2004 from $34.4 million for nine months ended September 30, 2003. The average yield decreased 3 basis points to 1.05% from 1.08% during the comparative periods.

      Interest Expense. Total interest expense decreased $389,000, or 22.2%, to $1.4 million for nine months ended September 30, 2004 from $1.8 million for nine months ended September 30, 2003. The decrease in interest expense resulted from a decrease of $8.4 million, or 6.7%, in the average balance of interest-bearing deposits to $117.1 million for nine months ended September 30, 2004 from $125.5 million for the nine months ended September 30, 2003. The average cost of interest-bearing deposits also decreased by 30 basis points to 1.56% from 1.86% during the comparative periods.

      Net Interest Income. Net interest income increased $579,000, or 17.8%, to $3.8 million for nine months ended September 30, 2004 from $3.2 million for nine months ended September 30, 2003. The primary reason for the increase was an 83 basis point improvement in our net interest rate spread to 3.59% for nine months ended September 30, 2004 from 2.76% for the same period in 2003. Our net interest margin for the period increased 78 basis points to 3.79% from 3.01%.

      Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not record a provision for the nine months ended September 30, 2004, but recorded provisions of $8,000 for nine months ended September 30, 2003. The September 30, 2003 provisions reflect probable and estimable losses in our credit card and SBA loan portfolios. The level of the allowance at September 30, 2004 is based on estimates, and the ultimate losses may vary from the estimates.

      Non-Interest Income. Non-interest income decreased $34,000, or 15.0%, to $193,000 for nine months ended September 30, 2004 from $228,000 for the same period in 2003. We did not have gains on the sale of loans for the nine months ended September 30, 2004, resulting in a $8,000 decrease from the comparable period in 2003. We experienced diminished activity in fee-generating transactions resulting in decreases in fees and service charges and miscellaneous non-interest income.

      Non-Interest Expense. Non-interest expense increased $327,000, or 9.7%, to $3.7 million for nine months ended September 30, 2004 from $3.4 million for nine months ended September 30, 2003. Salaries and employee benefits increased $180,000 to $2.2 million for nine months ended September 30, 2004 from $2.0 million for nine months ended September 30, 2003. The increase included $36,000 in ESOP expense. Miscellaneous expenses increased $108,000 to $427,000 for nine months ended September 30, 2004 from $319,000 for nine months ended September 30, 2003. The increase was attributed to expenses incurred as a public company. Legal fees increased $65,000 during the nine month period ended September 30, 2004. The increase was principally attributed to corporate matters. Directors' compensation increased $16,000 to $83,000 for nine months ended September 30, 2004 from $67,000 for nine months ended September 30, 2003. The increase was attributed to committee and Board retainer fees. Occupancy expenses increased $14,000 to $373,000 for nine months ended September 30, 2004 from $359,000 for the same period in 2003. The increase was due to improvements made to our Brighton Beach branch. Other insurance premiums increased $12,000 to $134,000 for nine months ended September 30, 2004. Federal insurance premium increased $2,000 to $19,000 during the current nine-month period. As a partial offset, equipment costs decreased $71,000 to $377,000 for nine months ended September 30, 2004 from $448,000 for nine months ended September 30, 2003.

      Income Tax Expense. The provision for income taxes increased $85,000 to $135,000 for nine months ended September 30, 2004 from $51,000 for nine months ended September 30, 2003. The increase in income tax expense reflects an increase in income before taxes to $315,000 for nine months ended September 30, 2004 from $89,000 for nine months ended September 30, 2003.

Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the "OTS") regulations sufficient to ensure the Association's safe and sound operation. The Association's liquidity averaged 8.83% during the month of September 2004. The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities. Net loans totaled $93.7 million and $90.6 million at September 30, 2004 and December 31, 2003, respectively. Mortgage-backed and investment securities held to maturity totaled $30.5 million and $19.7 million at September 30, 2004 and December 31, 2003, respectively. In addition to funding new loans and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities and maturities of investment securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York ("FHLB") which provide an additional source of funds. At September 30, 2004, we had no advances from the FHLB.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations. At September 30, 2004, the Association had outstanding commitments to originate or purchase loans of $6.1 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2004, totaled $39.2 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Association.

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

The following table sets forth the Association's capital position at September 30, 2004, as compared to the minimum regulatory capital requirements:

                                                                Minimal Capital       Under Prompt corrective
                                          Actual                  Requirements          Actions Prospective
                                 ----------------------------------------------------------------------------
                                  Amount          Ratio       Amount         Ratio      Amount          Ratio
                                  ------          -----       ------         -----      ------          -----
                                 (Dollars in Thousands)
Total Capital                    $14,923           24.8%     $ 4,816           8.0%    $ 6,020          10.0%
(to risk-weighted assets

Tier Capital                      14,755           24.5%          --            --       3,612           6.0%
(to risk-weighted assets

Core(Tier 1) Capital              14,838           10.9%       5,434           4.0%      6,792           5.0%
(to adjusted total assets

Tangible Capital                  14,838           10.9%       2,038           1.5%         --            --
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

Net Portfolio Value

      The Association's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association's quarterly Thrift Financial Reports. The following table sets forth the Association's NPV as of June 30, 2004, the most recent date the Association's NPV was calculated by the OTS.

                                                                        Net Portfolio Value as a
                                                                        Percentage of Present Value of
                       Net Portfolio Value                              Assets
Change in              -----------------------------------------        ---------------------------------
Interest Rates         Estimated        Amount of     Percent of                        Change in Basis
(basis points)         NPV              Change        Change            NPV Ratio       Points
--------------         ---------        ---------     ----------        ---------       -----------------
                         (Dollars in Thousands)
+300                   $ 11,793         (9,502)       (45%)              8.66%          -572 basis points
+200                     14,911         (6,384)       (30%)             10.65%          -373 basis points
+100                     18,136         (3,159)       (15%)             12.59%          -179 basis points
   0                     21,295             --         --               14.38%                  --
-100                     23,550          2,255         11%              15.57%          +119 basis points

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results

                                     ITEM 3
                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES
                             -----------------------

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

There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the September 30, 2004 internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                                     PART II

ITEM 1. Legal Proceedings
        -----------------

      We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Association.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

      Not applicable.

ITEM 3. Defaults Upon Senior Securities
        -------------------------------

      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

      None

ITEM 5. Other Information
        -----------------

      None

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

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

      (b)   Reports on Form 8-K

            On November 9, 2004 we filed a Form 8-K which contained our Press Release of earnings for the quarter and nine months ended September 30, 2004.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FLATBUSH FEDERAL BANCORP, INC.


Date: November 15, 2004           By: /s/ Anthony J. Monteverdi
      -----------------               -----------------------------------
                                      Anthony J. Monteverdi
                                      Chairman, President and
                                      Chief Executive Officer


Date: November 15, 2004           By: /s/ John S. Lotardo
      -----------------               -----------------------------------
                                      John S. Lotardo
                                      Vice President and Chief Financial Officer