Form 10KSB
period 2004-12-31
FLATBUSH FEDERAL BANCORP INC
filed 2005-03-28
CIK 1243496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Fiscal Year Ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________________ to ____________________

                        Commission File Number: 000-50377

                         Flatbush Federal Bancorp, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                           Federal                                                      11-3700733
--------------------------------------------------------------            ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)            (I.R.S. Employer Identification No.)

           2146 Nostrand Avenue, Brooklyn, New York                                       11210
           ----------------------------------------                                     -----------
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

      Check  whether  the Issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
YES X  NO
   ---   ---

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year .............................................. $7,259,000
                                                                                                       ----------

      As of December 31, 2004, there were 2,314,375 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on December 31, 2004 ($11.95) was $11,690,088.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.    Proxy Statement for the 2004 Annual Meeting of  Stockholders  (Parts I and
      III).

2. Annual Report to Shareholders for the fiscal year ended December 31, 2004 (Parts II and IV).

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

Forward Looking Statements

      This Annual Report contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

Flatbush Federal Bancorp, Inc.

      Flatbush Federal Bancorp, Inc. is a federal corporation which was organized in 2003 as part of the mutual holding company reorganization of Flatbush Federal Savings & Loan Association. Our principal asset is our investment in Flatbush Federal Savings & Loan Association. We are a majority owned subsidiary of Flatbush Federal Bancorp, MHC, a federally chartered mutual holding company. In connection with the reorganization, we sold 1,087,756 shares of our common stock and issued 1,226,619 shares to our mutual holding company parent. The net proceeds from our stock offering totaled $7.1 million. At December 31, 2004, Flatbush Federal Bancorp, Inc. had consolidated assets of $134.2 million, deposits of $116.9 million and shareholders' equity of $15.8 million. Our executive office is located at 2146 Nostrand Avenue, Brooklyn, New York 11210 and our telephone number is (718) 859-6800.

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

Competition

      We face intense competition within our market area both in making loans and attracting deposits. The New York City area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of December 31, 2004, our market share of deposits represented less than one half of one percent of deposits in Kings County.

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

Market Area

      We operate in an urban market area that has a stable population and household base. During the past 5 years, the population and number of households in Kings County increased by approximately 2.07%. According to the most recent census data, per capita income for Kings County was $24,772 and the median household income was $34,330. Our primary lending area is concentrated in Brooklyn, Queens and Long Island, New York. One- to four-family residential real estate in our market area is characterized by a large number of attached and semi-detached houses, including a number of two-and three-family homes and cooperative apartments. Most of our deposit customers are residents of the greater New York metropolitan area. The economy of our market area is characterized by a large number of small retail establishments. Our customer base is comprised of middle-income households, and to a lesser extent low-to-moderate-income households. The median household income for Brooklyn is below the national and New York state median household income. In addition, the unemployment rate in the market area served by us is higher than in the surrounding suburbs.

Lending Activities

      Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. Historically, we retained all loans that we originated. However, beginning in 2002 we sold a limited number of our one- to four-family loans, on a servicing retained basis, to the Federal Home Loan Bank of New York. There were no loan sales for the year ended December 31, 2004. One- to four-family residential real estate mortgage loans represented $80.7 million, or 80.78%, of our loan portfolio at December 31, 2004. We also offer commercial real estate loans and construction loans. Commercial real estate loans totaled $3.5 million, or 3.48% of the total loan portfolio at December 31, 2004. Construction loans totaled $7.9 million, or 8.34% of the total loan portfolio at December 31, 2004. Multi-family real estate loans totaled $1.2 million, or 1.18%, of the total loan portfolio at December 31, 2004. On a limited basis, we originate loans that are not secured by real estate.

      Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of loans in process, the allowance for loan losses and net deferred fees.

                                                  At December 31,
                                    ----------------------------------------------
                                           2004                       2003
                                    ---------------------    ---------------------
                                     Amount      Percent      Amount      Percent
                                    ---------   ---------    ---------   ---------
                                               (Dollars in Thousands)
Real Estate Loans:
------------------
   One- to four-family ..........   $  80,738       85.53%   $  79,687       86.83%
   Multi-family .................       1,182        1.25%         877        0.96%
   Commercial ...................       3,475        3.68%       4,870        5.31%
   Construction .................       7,877        8.34%       5,197        5.66%
                                    ---------   ---------    ---------   ---------
      Total real estate loans ...      98,813       98.87%      90,631       98.75%
                                    ---------   ---------    ---------   ---------

Other Loans:
------------
    Small Business Administration         946        1.00%         940        1.02%
    Consumer loans:
    Passbook or certificate .....         100        0.11%          89        0.10%
    Home equity .................          31        0.03%          68        0.07%
    Student education ...........           2        0.00%           5        0.01%
    Secured credit cards ........          51        0.05%          44        0.05%
                                    ---------   ---------    ---------   ---------
      Total other loans .........       1,130        1.20%       1,146        1.25%
                                    ---------   ---------    ---------   ---------
        Total loans .............      94,402      100.00%      91,777      100.00%
                                    ---------   =========    ---------   =========

Less:
-----
   Loans in process .............         906                      647
   Allowance for loan losses ....         176                      180
   Deferred loan fees (costs) ...         396                      379
                                    ---------                ---------
                                        1,478                    1,206
                                    ---------                ---------
      Total loans receivable, net   $  92,924                $  90,571
                                    =========                =========

      Maturity of Loan Portfolio. The following table shows the remaining contractual maturity of our loans at December 31, 2004. The table does not include the effect of possible prepayments or due on sale clause payments.

                                                                         At December 31, 2004
                                    ------------------------------------------------------------------------------------------------
                                      One- to                   Commercial                 Small Business  Passbook or
                                    Four-Family   Multi-Family  Real Estate  Construction  Administration  Certificate   Home Equity
                                    -----------   ------------  -----------  ------------  --------------  -----------   -----------
                                                                            (In Thousands)
One year or less ...............     $       7     $      --     $      --     $   4,524      $      50     $      --     $      --
                                     ---------     ---------     ---------     ---------      ---------     ---------     ---------

After one year:
More than 1 to 3 years .........           528            --            41         3,353             71           100            31
More than 3 to 5 years .........           822           109            31            --            352            --            --
More than 5 to 10 years ........         6,502           128         1,478            --            381            --            --
More than 10 to 20 years .......        42,662           945         1,721            --             --            --            --
More than 20 years .............        30,217            --           204            --             92            --            --
                                     ---------     ---------     ---------     ---------      ---------     ---------     ---------
   Total due after one year ....        80,731         1,182         3,475         3,353            896           100            31
                                     ---------     ---------     ---------     ---------      ---------     ---------     ---------

     Total loans ...............     $  80,738     $   1,182     $   3,475     $   7,877      $     946     $     100     $      31
                                     =========     =========     =========     =========      =========     =========     =========

Less:
Loans in process ...............
Allowance for loan loses .......
Deferred loan fees (costs) .....

     Total loans receivable, net


                                              At December 31, 2004
                                     -------------------------------------
                                      Student
                                     Education   Credit Cards      TOTAL
                                     ---------   ------------    ---------
                                                (In Thousands)
One year or less ...............     $      --     $      51     $   4,632
                                     ---------     ---------     ---------

After one year:
More than 1 to 3 years .........             2            --         4,126
More than 3 to 5 years .........            --            --         1,314
More than 5 to 10 years ........            --            --         8,489
More than 10 to 20 years .......            --            --        45,328
More than 20 years .............            --            --        30,513
                                     ---------     ---------     ---------
   Total due after one year ....             2             0        89,770
                                     ---------     ---------     ---------

     Total loans ...............     $       2     $      51     $  94,402
                                     =========     =========     =========

Less:
Loans in process ...............                                 $     906
Allowance for loan loses .......                                       176
Deferred loan fees (costs) .....                                       396
                                                                 ---------

                                                                 $  92,924
     Total loans receivable, net                                 =========

      The total amount of loans due after December 31, 2005 that have fixed interest rates is $74.1 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $20.1 million.

      One- to Four-Family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in Brooklyn, Queens and Long Island, New York. At December 31, 2004, approximately $80.7 million, or 85.53% of our loan portfolio, consisted of one- to-four family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 95% for loans secured by single family homes and 90% for loans secured by two-to four-family properties. Fixed-rate loans are originated for terms of 15 and 30 years. At December 31, 2004, our largest loan secured by one- to four-family real estate had a principal balance of $573,000 and was secured by a one-family residence. This loan was performing in accordance with its terms.

      We also offer adjustable-rate mortgage loans with a one, two and three year adjustment periods based on changes in a designated United States Treasury index. During the year ended December 31, 2004, we originated seven adjustable rate mortgage loans totaling $3.3 million. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

      Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2004, $9.2 million, or 11.42% of our one- to four-family residential mortgage loans had adjustable rates of interest.

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

      Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled approximately $1.2 million, or 1.25% of the total loan portfolio at December 31, 2004. Multi-family real estate loans generally are secured by rental properties (including walk-up apartments). Substantially all multi-family real estate loans are secured by properties located within our lending area. At December 31, 2004, we had six multi-family loans with an average principal balance of $197,062, and the largest multi-family real estate loan had a principal balance of $487,304. All of our loans secured by multi-family real estate loans are performing in accordance with their terms. Multi-family real estate loans generally are offered with adjustable interest rates that adjust after one or three years. Multi-family loans are originated for terms of up to 15 years. Multi-family real estate loans adjustments are tied to the prime rate as reported in The Wall Street Journal.

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

      Commercial Real Estate Loans. At December 31, 2004, $3.5 million, or 3.68% of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed use properties and other commercial properties. We generally originate adjustable rate commercial real estate loans with maximum terms of up to 15 years. The maximum loan-to-value ratio of commercial real estate loans is 70%. At December 31, 2004, we had twenty commercial real estate loans with an average outstanding balance of $173,750. At December 31, 2004, our largest loan secured by commercial real estate consisted of a $565,789 participation in a $1.3 million loan secured by a mixed use property. At December 31, 2004 this loan was performing in accordance with its terms. At December 31, 2004 all of our loans secured by commercial real estate were performing in accordance with their terms.

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

      Construction Loans. At December 31, 2004, $7.9 million, or 8.34% of our total loan portfolio consisted of construction loans. Our construction loans are originated by a mortgage brokerage company or another financial institution, which makes the initial contact with the potential borrower and forwards to us a completed loan application which we review to determine whether the applicant satisfies our underwriting criteria. If we accept the loan, the loan is closed in the name of the mortgage broker who simultaneously assigns the mortgage to us. We then fund the construction loan in accordance with its terms. We currently offer adjustable- rate residential construction loans for the construction of owner-occupied, single-family residences as well as construction loans for multi-family residential buildings. These loans generally are offered to borrowers who have a contract for construction of a single family residence on property they own at the time of the loan origination. Construction loans are occasionally structured to become permanent mortgage loans once the construction is completed; however, in all instances permanent financing must be in place at the time the construction loan is originated. At December 31, 2004, our largest construction loan was $1.3 million of which 100% was advanced. The loan was performing in accordance with its terms. Construction loans do not have a set term, but are generally repaid within eighteen months. These loans have interest rates that adjust monthly. Construction loans require the payment of interest only during the construction period. Construction loans will generally be made in amounts of up to 75% of the appraisal value of the property, or the actual cost of the improvements. Funds are disbursed in accordance with a schedule reflecting the completion of portions of the project. At December 31, 2004 our construction loans are secured by properties located on Long Island and Brooklyn.

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

      Other Loans. We offer a variety of loans secured by property other than real estate. These loans include loans guaranteed by the Small Business Administration, loans secured by deposits, home equity loans, student education loans and credit cards secured by deposit accounts. At December 31, 2004, these other loans totaled $1.1 million, or 1.20% of the total loan portfolio.

      Origination and Servicing of Loans. Historically, we have originated mortgage loans pursuant to underwriting standards that generally conform with the Fannie Mae and Freddie Mac guidelines. Loan origination activities are primarily concentrated in Brooklyn, Queens and Long Island, New York and properties securing our real estate and construction loans are primarily located on Long Island and Brooklyn. New loans are generated primarily from walk-in customers, customer referrals, a network of mortgage brokers, and other parties with whom we do business, and from the efforts of employees and advertising. Loan applications are underwritten and processed at our main office. We service all loans that we originate.

      The following table shows our loan origination purchases, sales and repayment activities for the periods indicated.

                                                        Years Ended December 31,
                                                        -----------------------
                                                           2004           2003
                                                         --------      --------
                                                            (In Thousands)

Beginning of period ................................     $ 90,571      $ 90,276
                                                         --------      --------

Originations by Type:
---------------------
   Real estate:
      One- to four-family ..........................       14,848        25,133
      Multi-family .................................           --           250
      Commercial ...................................        1,943           710
      Construction .................................        2,808         3,163
  Other loans:
      Small Business Administration ................          204           445
      Passbook or certificate ......................           60            39
      Home equity ..................................           --            35
      Student education ............................           --            --
      Secured credit cards .........................          122           216
                                                         --------      --------
        Total originations .........................       19,985        29,991
                                                         --------      --------

Purchases:
----------
   Real estate:
      Commercial ...................................           --           650
      Construction .................................        1,858         2,300
                                                         --------      --------
        Total purchases ............................        1,858         2,950

Sales and Repayments:
---------------------
   Real estate:
      One- to four-family ..........................           --           300
                                                         --------      --------
        Total sales ................................           --           300
                                                         --------      --------
      Principal repayments .........................       21,777        32,328
                                                         --------      --------
        Total reductions ...........................       21,777        32,628
                                                         --------      --------
      Increase (decrease) in other items, net ......          (67)         (313)
                                                         --------      --------
      Net increase (decrease) ......................        2,354           295
                                                         --------      --------
      Ending balance ...............................     $ 92,924      $ 90,571
                                                         ========      ========

      Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers. All loans up to $400,000 may be approved by either our Senior Vice President of Lending or our Vice President of Lending. All loans in excess of $400,000 must be approved by the board of directors. In addition, the board of directors ratifies all loans approved by management.

      We require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the board of directors annually. We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan. If applicable, we also require flood insurance.

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

      Non-performing Loans. At December 31, 2004, $117,000, or 0.13%, of our total loans were non-performing loans.

      Non-performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets. During the periods presented, we did not have any troubled debt restructurings within the meaning of SFAS No. 15.

                                                            At December 31,
                                                         ----------------------
                                                            2004         2003
                                                         ---------    ---------
                                                         (Dollars in Thousands)
Non-accruing loans:
   One- to four-family ................................   $     --    $     --
   Small Business Administration ......................        117          40
   Student education ..................................         --          --
   Secured credit cards ...............................         --           2
                                                          --------    --------
      Total ...........................................        117          42
                                                          --------    --------

Accruing loans delinquent 90 days or more:
   One- to four-family (1) ............................         --           5
   Multi-family .......................................         --          --
   Secured credit cards ...............................         --          --
   Student education ..................................         --           2
                                                          --------    --------
      Total ...........................................         --           7
                                                          --------    --------

Total non-performing loans ............................   $    117    $     49
                                                          ========    ========
Total as a percentage of total assets .................       0.09%       0.03%
                                                          ========    ========
Total as a percent of total loans .....................       0.13%       0.05%
                                                          ========    ========

-------------
(1)   Consists  of  loans   guaranteed   or  insured  by  the  Federal   Housing
      Administration.

      For the year ended December 31, 2004, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $4,000. Interest income recognized on such loans for the year ended December 31, 2004 was $2,000.

      Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.


                                               At December 31, 2004                         At December 31, 2003
                                    ------------------------------------------    -----------------------------------------
                                         60-89 Days          90 Days or More          60-89 Days          90 Days or More
                                    -------------------   --------------------    -------------------   -------------------
                                              Principal              Principal              Principal             Principal
                                     Number    Balance     Number     Balance      Number    Balance     Number    Balance
                                    of Loans   of Loans   of Loans    of Loans    of Loans   of Loans   of Loans   of Loans
                                    --------   --------   --------    --------    --------   --------   --------   --------
                                                                     (Dollars in Thousands)
Real Estate loans:
One-to-four- family .............         --         --         --          13           2   $      8          4   $      5
Multi-family ....................         --         --         --          --          --         --         --         --
Commercial real estate ..........         --         --         --          --          --         --         --         --
Construction (1) ................         --         --          2         295          --         --         --         --
                                                          --------    --------    --------   --------   --------   --------
   Total ........................          0          0          2         308           2          8          4          5
                                    --------   --------   --------    --------    --------   --------   --------   --------

Other loans:
Small Business Administration ...         --         --          3         117          --         --          1         40
Passbook or certificate .........         --         --         --          --          --         --         --         --
Home equity .....................         --         --         --          --          --         --         --         --
Student education ...............         --         --          1           2          --         --          1          2
Secured credit cards ............         --         --          2           1          --         --          1          2
                                    --------   --------   --------    --------    --------   --------   --------   --------
     Total other loans ..........                                6         120          --         --          3         44
                                    --------   --------   --------    --------    --------   --------   --------   --------

        Total delinquent loans ..          0   $      0          9    $    428           2   $      8          7   $     49
                                    ========   ========   ========    ========    ========   ========   ========   ========

Delinquent loans to total loans .                  0.00%                  0.46%                 0.009%                0.05%
                                               ========                                      ========              ========

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

      On the basis of management's review of its assets, at December 31, 2004 we had classified $2,520 of student loans as doubtful and $115,268 of SBA loans, which were classified as special mention.

------------
(1) Due to construction delays, these loans are past their contractual maturity date but all interest payments are current as of December 31, 2004.

      The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

      Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management's judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of December 31, 2004 is maintained at a level that represents management's best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

      In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OTS may require that we recognize additions to the allowance based on its evaluation of information available to it at the time of the examination.

      Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods presented.

                                                                Years Ended December 31,
                                                                ------------------------
                                                                    2004        2003
                                                                -----------   ----------
                                                                  (Dollars In Thousands)
Balance at beginning of period .................................   $    180    $    174

Charge-offs:
   Small Business Administration ...............................          6          --
   Student education ...........................................         --          --
   Secured credit cards ........................................         --           3
                                                                   --------    --------
      Total charge-offs ........................................          6           3
                                                                   --------    --------

Recoveries:
   Secured credit cards ........................................          1          --
                                                                   --------    --------
      Total recoveries .........................................          1          --
                                                                   --------    --------

Net charge-offs ................................................          5           3
Additions charged to operations ................................          1           9
                                                                   --------    --------
Ending balance .................................................   $    176    $    180
                                                                   ========    ========

Ratio of non-performing assets to total assets at the end of
   period ......................................................       0.09%       0.03%
                                                                   ========    ========

Ratio of net charge-offs during the period to loans
   outstanding during the period ...............................      0.005%      0.003%
                                                                   ========    ========

Ratio of allowance for loan losses to loans outstanding ........       0.19%       0.20%
                                                                   ========    ========

      Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

                                                             At December 31,
                                  ----------------------------------------------------------------------
                                                2004                                2003
                                  ---------------------------------    ---------------------------------
                                                           Percent                              Percent
                                                           of Loans                             of Loans
                                                Loan       in Each                   Loan       in Each
                                  Amount of    Amounts    Category     Amount of    Amounts    Category
                                  Loan Loss      by       to Total     Loan Loss      by       to Total
                                  Allowance   Category      Loans      Allowance   Category      Loans
                                  ---------   ---------   ---------    ---------   ---------   ---------
                                                         (Dollars in Thousands)
One- to four-family ...........   $      81   $  80,738       85.53%   $      80   $  79,687       86.83%
Multi-family ..................           3       1,182        1.25%           2         877        0.96
Commercial ....................           9       3,475        3.68%          13       4,870        5.31
Construction ..................          45       7,877        8.34%          23       5,197        5.66
Small Business Administration .          21         946        1.00%          20         940        1.02
Passbook or certificate .......           0         100        0.11%          --          89        0.10
Home equity ...................           1          31        0.03%           1          68        0.07
Student education .............           1           2        0.00%           1           5        0.01
Secured credit cards ..........           2          51        0.05%           3          44        0.05
Unallocated ...................          13          --          --           37          --          --
                                  ---------   ---------   ---------    ---------   ---------   ---------
    Total .....................   $     176   $  94,402      100.00%   $     180   $  91,777      100.00%
                                  =========   =========   =========    =========   =========   =========

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

Investments

      Investments and Mortgage-Backed Securities. Our investment portfolio at December 31, 2004 consisted of $9.2 million in United States Government and agency securities, all of which are classified as held to maturity, $858,000 in Federal Home Loan Bank of New York stock and $4.8 million in other interest earning assets, consisting of deposits at other financial institutions and federal funds sold. Our investment policy objectives are to maintain liquidity within the guidelines established by the board of directors.

      The following table sets forth the carrying value of our investment portfolio at the dates indicated. Our Federal Home Loan Bank stock has no stated maturity, and our interest-bearing deposits with other institutions are payable on demand.

                                                              At December 31,
                                              -----------------------------------------------
                                                      2004                     2003
                                              ----------------------   ----------------------
                                              Carrying                 Carrying
                                                Value     % of Total     Value     % of Total
                                              ---------   ----------   ---------   ----------
                                                         (Dollars in Thousands)
Investment securities held to maturity (1):
   United States Government securities ....   $      --          --%   $      --      --%
   Federal agency obligations .............       9,187       62.02%      14,212       35.53
                                              ---------   ---------    ---------   ---------
      Total investment securities .........   $   9,187       62.02%      14,212       35.53
                                              ---------   ---------    ---------   ---------

FHLB stock ................................         858        5.79%         827        2.07
                                              ---------   ---------    ---------   ---------
      Total investment securities and FHLB
        stock .............................   $  10,045       67.82%   $  15,039       37.60%
                                              ---------   ---------    ---------   ---------

Other interest-earning assets:
   Interest-earning deposits ..............   $   2,367       15.98%   $  11,958       29.90
   Federal funds sold .....................       2,400       16.20%      13,000       32.50
                                              ---------   ---------    ---------   ---------
      Total interest-earning assets .......   $   4,767       32.18%   $  24,958       62.40%
                                              ---------   ---------    ---------   ---------

      Total ...............................   $  14,812      100.00%   $  39,997      100.00%
                                              =========   =========    =========   =========

----------------
(1)   Securities classified as held to maturity are reported at amortized cost.

      The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

                                                                  At December 31,
                                                   ----------------------------------------------
                                                           2004                     2003
                                                   ---------------------    ---------------------
                                                   Carrying      % of       Carrying      % of
                                                     Value       Total        Value       Total
                                                   ---------   ---------    ---------   ---------
                                                               (Dollars in Thousands)
Mortgage-backed securities held to maturity (1):
   Ginnie Mae ..................................   $   5,013       22.48%   $   5,331       96.56%
   Fannie Mae ..................................      13,913       62.39%         190        3.44%
   Freddie Mac .................................       3,374       15.13%          --          --
                                                   ---------   ---------    ---------   ---------
         Total: ................................   $  22,300      100.00%   $   5,521      100.00%
                                                   =========   =========    =========   =========

--------------
(1) Mortgage-backed securities classified as held to maturity are reported at amortized cost.

      We also invest in mortgage-backed securities, which are classified as held to maturity. At December 31, 2004, our mortgage-backed securities portfolio totaled $22.3 million, or 16.61% of total assets, and consisted of $21.2 million in fixed-rate mortgage-backed securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac and $1.1 million in adjustable rate mortgage-backed securities guaranteed by Ginnie Mae or Fannie Mae.

      The composition and maturities of the investment and mortgage backed securities portfolio as of December 31, 2004, excluding Federal Home Loan Bank of New York stock, are indicated in the following table.

                                                                          Due
                                -----------------------------------------------------------------------------------------
                                     Less Than               1 to 5                 5 to 10                 Over
                                       1 Year                 Years                  Years                 10 Years
                                --------------------  --------------------   --------------------   ---------------------
                                           Weighted              Weighted               Weighted               Weighted
                                Carrying    Average   Carrying    Average    Carrying    Average    Carrying    Average
                                  Value      Yield      Value      Yield       Value      Yield       Value      Yield
                                ---------  ---------  ---------  ---------   ---------  ---------   ---------  ----------
                                                                 (Dollars In Thousands)
Federal agency obligations ...  $      --         --% $     999       2.75%  $   4,192       3.14%  $   3,996        5.73%
Mortgage-backed securities ...         --         --        101       9.19%      1,735       4.00%     20,464        4.99%
                                ---------  ---------  ---------  ---------   ---------  ---------   ---------  ----------

Total investment securities ..  $       0          0% $   1,100              $    5,927             $  24,460
                                =========             =========              ==========             =========


                                  Total Investment Securities
                                --------------------------------
                                           Weighted
                                Carrying    Average     Market
                                  Value      Yield       Value
                                ---------  ---------   ---------
                                      (Dollars In Thousands)
Federal agency obligations ...  $   9,187       4.22%  $   9,178
Mortgage-backed securities ...     22,300       4.93%     22,476
                                ---------  ---------   ---------

Total investment securities ..  $  31,487              $  31,654
                                =========              =========

      The following table shows mortgage-backed and related securities purchase and repayment activities of Flatbush Federal for the periods indicated. Flatbush Federal did not sell any mortgage-backed and related securities during the periods indicated.

                                                        Years Ended December 31,
                                                        ------------------------
                                                          2004           2003
                                                        ---------     ---------
                                                            (In Thousands)
Purchases:
   Adjustable-rate .................................    $     809     $      --
   Fixed-rate ......................................       18,220         4,393
                                                        ---------     ---------
      Total purchases ..............................       19,029         4,393

Principal repayments ...............................        2,300           880
Other items, net ...................................          (50)           (6)
                                                        ---------     ---------
      Net increase (decrease) ......................    $  16,779     $   3,519
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

      The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, management believes the deposits in Flatbush Federal are relatively stable. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At December 31, 2004, $62.8 million, or 53.75% of our deposit accounts were certificates of deposit, of which $37.8 million have maturities of one year or less.

      Deposit Accounts. The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

                                                                     At December 31,
                                                      --------------------------------------------
                                                              2004                    2003
                                                      -------------------    ---------------------
                                                      Weighted               Weighted
                                                       Average                Average
                                                        Rate      Amount        Rate       Amount
                                                      --------   --------    ---------    --------
                                                                 (Dollars in Thousands)
Demand deposits:
   Non-interest-bearing ........................          --%    $  4,746          --%    $  5,635
   NOW .........................................        0.30%         438        0.30%         551
                                                                 --------                 --------
                                                                    5,184                    6,186

Passbook and club accounts .....................        0.31%      48,863        0.31%      49,887
Certificates of deposit ........................        2.54%      62,810        2.51       69,959
                                                                 --------                 --------
   Total .......................................        1.56%    $116,857        1.51%    $126,032
                                                                 ========                 ========

      Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

                                                     Years Ended December 31,
                                                    --------------------------
                                                       2004            2003
                                                    ---------        ---------
                                                      (Dollars In Thousands)

Beginning of period ..........................      $ 126,032        $ 131,338
Net deposits (withdrawals) ...................        (10,991)          (7,577)
Interest credited on deposit accounts ........          1,816            2,271
                                                    ---------        ---------
   Ending balance ............................      $ 116,857        $ 126,032
                                                    =========        =========
Net increase (decrease) ......................         (9,175)          (5,306)
Percent increase (decrease) ..................          (7.28)%          (4.04)%

      Large Certificates of Deposits. The following table indicates the amount of Certificates of Deposit as of December 31, 2004, by time remaining until maturity.

                                             Over three     Over six
                              Three months  months to six   months to   Over twelve
                                or less        months     twelve months    months         Total
                              ------------  -------------   ---------   -----------     ----------
                                                         (In Thousands)
Certificates of deposit:
   Less than $100,000 ....     $  12,470      $  10,414     $   7,986     $  18,051     $  48,921
   $100,000 or more ......         3,131          1,876         1,935         6,947        13,889
                               ---------      ---------     ---------     ---------     ---------
      Total ..............     $  15,601      $  12,290     $   9,921     $  24,998     $  62,810
                               =========      =========     =========     =========     =========

      Time Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2004.

  Quarter Ending          0% to 2.00%  2.01% to 3.00%  3.01 % to 4.00%  4.01% to 5.00%   5.01% to 6.00%  6.01% to 7.00%      TOTAL
--------------------      -----------  --------------  ---------------  --------------   --------------  --------------    ---------
                                                              (Dollars In Thousands)
March 31, 2005 ....         14,115            806            220               --               148             314          15,603
June 30, 2005 .....         10,481            435            500              111               342             421          12,290
September 30, 2005           4,150            215             36              112               277              30           4,820
December 31, 2005 .          3,490          1,123            235               --               105             148           5,101
March 31, 2006 ....            431            359             98                4               729              --           1,621
June 30, 2006 .....            402            453            191               35               171              --           1,252
September 30, 2006             409            106             55              116               308              --             994
December 31, 2006 .             25            577             28               96               331              --           1,057

Thereafter ........             67            993          3,796            9.922             5,294              --          20,072
                           -------         ------         ------          -------            ------            ----         -------

    Total .........        $33,570         $5,067         $5,159          $10,396            $7,705            $913         $62,810
                           =======         ======         ======          =======            ======            ====         =======

Percentage of total          53.45%          8.07%          8.21%           16.55%            12.27%           1.45%         100.00%

      Borrowings. We may obtain advances from the Federal Home Loan Bank of New York upon the security of the common stock we own in the Federal Home Loan Bank and our qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. We had no borrowings during the year ended December 31, 2004.

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

      Flatbush Federal has one active subsidiary, Flatbush REIT, Inc. Flatbush REIT, Inc. was incorporated in 2001 as a special purpose real estate investment trust under New York law. In recent periods, Flatbush Federal's city and state income tax liability has been minimal. Consequently, the impact of Flatbush REIT, Inc. on Flatbush Federal's results of operations has been immaterial. Flatbush REIT, Inc. holds a portion of our mortgage related assets. At December 31, 2004, Flatbush REIT, Inc. held $6.0 million in loans.

      Legislation has been proposed in the New York State Legislature to eliminate the 60% dividends received deduction for dividends received from a real estate investment trust by an affiliated group member that owns greater than 50% of the trust. If this legislation were enacted as proposed, dividends received by Flatbush Federal Savings & Loan Association from Flatbush REIT, Inc. would no longer be eligible for the 60% exclusion and would be fully taxable for New York State purposes. Additionally, it is anticipated that the City of New York may propose substantially similar legislation, which if enacted, would have substantially the same effect for New York City tax purposes. If enacted, the change would be effective as of January 1, 2005. The anticipated effect of this proposed legislation would be to increase Flatbush Federal Savings & Loan Association's effective tax rate and, therefore, decrease its net income.

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

      As more fully discussed below, Flatbush Federal files a New York State franchise tax return. New York State and New York City enacted legislation in 1996 which, among other things, decoupled the Federal tax laws regarding thrift bad debt deductions and permits the continued use of the bad debt provisions that applied under federal law prior to the enactment of the 1996 Act. Provided Flatbush Federal continues to satisfy certain definitional tests and other conditions, for New York State and New York City income tax purposes it is permitted to continue to use a reserve method for bad debt deductions. The deductible annual addition to such reserves may be computed using a specific formula based on an institution's loss history (the "experience method") or a statutory percentage equal to 32% of its New York State and New York City taxable income (the "percentage method") before bad debt deduction.

      Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Flatbush Federal failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules.

      At December 31, 2004, our total federal pre-1988 base year reserve was approximately $3.4 million. Under current law, pre-1988 base year reserves remain subject to recapture if Flatbush Federal makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. In addition, New York State and New York City reserves for loan losses in the amount of $4,939,000 and $4,988,000, respectively are also subject to similar recapture.

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

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2004, Flatbush Federal had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

      New York State Taxation. Flatbush Federal Bancorp, Inc. and Flatbush Federal will report income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 7.5% of "entire net income" allocable to New York State, (b) 3% of "alternative entire net income" allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or (d) nominal minimum tax. Entire net income is based on Federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

Personnel

      As of December 31, 2004, we had 45 full-time employees and six part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

      At December 31, 2004, Flatbush Federal's capital exceeded all applicable requirements.

      Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2004, Flatbush Federal was in compliance with the loans-to-one borrower limitations.

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

      A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At December 31, 2004, Flatbush Federal maintained approximately 86% of its portfolio assets in qualified thrift investments.

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

      At December 31, 2004, Flatbush Federal met the criteria for being considered "well-capitalized."

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

      Federal Home Loan Bank System. Flatbush Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member, Flatbush

Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2004, Flatbush Federal was in compliance with this requirement.

      The dividend yield from FHLB stock was 1.81% at December 31, 2004. Dividends were paid for all quarters in 2004. No assurance can be given that it will pay any dividends in the future.

Federal Reserve System

      The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2004, Flatbush Federal was in compliance with these reserve requirements.

The USA PATRIOT Act

      In response to the terrorist events of September 11, 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the "USA PATRIOT Act". The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.

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

      The Home Owners' Loan Act prohibits a savings and loan holding company, including Flatbush Federal Bancorp, Inc. and Flatbush Federal Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act, acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

      Waivers of Dividends by Flatbush Federal Bancorp, MHC. Office of Thrift Supervision regulations require Flatbush Federal Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Flatbush Federal Bancorp, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis. We anticipate that Flatbush Federal Bancorp, MHC will waive dividends paid by Flatbush Federal Bancorp, Inc. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Flatbush Federal Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Flatbush Federal Bancorp, MHC converts to stock form.

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

Executive Officers of the Company

      Listed below is information, as of December 31, 2004, concerning the Company's executive officers. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he was or is to be selected as an officer.

Name                        Age       Position and Term
----                        ---       -----------------

Anthony J. Monteverdi       71        President and Chief Executive Officer

Jesus R. Adia               51        Executive Vice President

John S. Lotardo             43        Chief Financial Officer and Controller

Availability of Annual Report on Form 10-KSB

      Our Annual Report on Form 10-KSB may be accessed on our website at www.flatbush.com.

ITEM 2. DESCRIPTION OF PROPERTIES
---------------------------------

Properties

      The following table provides certain information with respect to our offices as of December 31, 2004:

                                            Leased           Year Acquired           Net Book Value of
                   Location                or Owned            or Leased                Real Property
                   --------                --------            ---------                -------------

                                                                                       (In thousands)
Main Office                                  Owned               1963                         $701
2146 Nostrand Avenue Brooklyn, NY 11210

Branch Office                               Leased               1974                         $  9
6410 18th Avenue
Brooklyn, NY 11204
Branch Office                               Leased               1976                         $197
518 Brighton Beach Avenue
Brooklyn, NY 11235

      The net book value of our premises, land and equipment was approximately $907,000 at December 31, 2004.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At December 31, 2004, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

      (a) The Company's Common Stock is traded on the over-the-counter bulletin board under the symbol "FLTB."

      The following table sets forth the range of the high and low bid prices of the Company's Common Stock since its initial trading day of October 21, 2003, and is based upon information provided on the Yahoo Finance and MoneyCentral websites. The Company has not paid any dividends since the completion of its initial public offering on October 17, 2003.

                                                     Prices of Common Stock
                                                     ----------------------
                                                       High          Low
                                                     ---------    ---------
Calendar Quarter Ended (1)

December 31, 2004 ....................               $   12.50    $   10.30
September 30, 2004 ...................               $   11.00    $    9.95
June 30, 2004 ........................               $   11.70    $   10.00
March 31, 2004 .......................               $   13.00    $   11.65

December 31, 2003 ....................               $   16.00    $   11.96

-------------
(1)   The Company's common stock began trading on October 21, 2003.

      As of December 31, 2004, the Company had 687 stockholders of record.

      (b) On August 13, 2003, the Company's Registration Statement on Form SB-2 went effective with the Securities and Exchange Commission for the registration of 1,087,756 shares of its common stock, par value $.01 per share. The net proceeds to both Flatbush Federal Bancorp and Flatbush Federal from this offering were $7.1 million. At December 31, 2004, we have used these proceeds to make loans and investments in the ordinary course of business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

      The information required by this item is incorporated by reference to our Annual Report to Shareholders.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

      The  financial   statements   identified  in  Item  13(a)(1)   hereof  are
incorporated by reference hereunder.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

      None.

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

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

      (b) Changes in internal controls over financial reporting.

      There were no significant changes made in our internal controls over financial reporting during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 8B. OTHER INFORMATION
--------------------------

      None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------------------

      The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on the Company's website at www.flatbush.com.

Information concerning Directors of the Company is incorporated herein by reference from our definitive Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see "Executive Officers of the Company" in Item 1 for information concerning our executive officers. Information concerning compliance with
Section 16(a) of the Exchange Act is incorporated herein by reference from our proxy statement, specifically captioned as "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

      Information  concerning  executive  compensation is incorporated herein by
reference  from  our  Proxy  Statement,   specifically  the  section   captioned
"Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

      Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Voting Securities and Principal Holder Thereof."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

      Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."

                                     PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

      The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

      (a)(1) Financial Statements
             --------------------

            o     Management Responsibility Statement

            o     Independent Auditor's Report

            o Consolidated Statements of Financial Condition at December 31, 2004 and 2003

            o Consolidated Statements of Income for the Years Ended December 31, 2004 and 2003

            o Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004 and 2003

            o Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003

            o     Notes to Consolidated Financial Statements.

      (a)(2) Financial Statement Schedules
             -----------------------------

            No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

      (a)(3) Exhibits
             --------

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

            4 Form of common stock certificate of Flatbush Federal Bancorp, Inc.*

            10.1  Deferred Compensation Plan for Anthony J. Monteverdi*

            10.2  Flatbush   Federal  Savings  &  Loan   Association   Directors
                  Retirement Plan*

            10.3  Employee Stock Ownership Plan*

            10.4  Stock-Based Incentive Plan**

            13    Annual Report to Stockholders

            14    Code of Ethics***

            21    Subsidiaries of the Registrant

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------
* Incorporated by reference to the Registration Statement on Form SB-2 of Flatbush Federal Bancorp, Inc. (file no. 333-106557), originally filed with the Securities and Exchange Commission on June 27, 2003.

** Incorporated by reference to the Company's Proxy Statement for the Special Meting of Stockholders filed with the Securities and Exchange Commission on October 19, 2004.

*** Incorporated by reference to the Form 10-KSB of Flatbush Federal Bancorp, Inc. filed with the Securities and Exchange Commission on March 29, 2004.

            (b)   Reports on Form 8-K
                  -------------------

                  None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

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

                                  Flatbush Federal Bancorp, Inc.


Date:  March 28, 2005             By: /s/ Anthony J. Monteverdi
                                      ---------------------------------------
                                      Anthony J. Monteverdi, Chairman,
                                      President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ Anthony J. Monteverdi                          By:       /s/ Jesus R. Adia
       -----------------------------------------                    -------------------------------
       Anthony J. Monteverdi, Chairman,                             Jesus R. Adia
       President and Chief Executive Officer                        Executive Vice President and Director
       (Principal Executive Officer)

Date:  March 28, 2005                                     Date:     March 28, 2005


By:    /s/ John S. Lotardo                                By:       /s/ D. John Antoniello
       -----------------------------------------                    -----------------------------------------
       John S. Lotardo, Chief Financial Officer                     D. John Antoniello
       and Controller                                               Director
       (Principal Accounting Officer)

Date:  March 28, 2005                                     Date:     March 28, 2005


By:    /s/ John F. Antoniello                             By:       /s/ Patricia A. McKinley
       -----------------------------------------                    -----------------------------------------
       John F. Antoniello                                           Patricia A. McKinley
       Director                                                     Director

Date:  March 28, 2005                                     Date:     March 28, 2005


By:    /s/ Alfred S. Pantaleone                           By:       /s/ Anthony V. Rumolo
       -----------------------------------------                    -----------------------------------------
       Alfred S. Pantaleone                                         Anthony V. Rumolo
       Director                                                     Director

Date:  March 28, 2005                                     Date:     March 28, 2005


By:    /s/ Charles J. Vorbach
       -----------------------------------------
       Charles J. Vorbach
       Director

Date:  March 28, 2005