Form 10QSB
period 2005-03-31
FLATBUSH FEDERAL BANCORP INC
filed 2005-05-16
CIK 1243496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                 --------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from            to
                                                 ----------     -----------
                  Commission file number   0-50377
                                         ----------------------------------

                         FLATBUSH FEDERAL BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in this charter)

          FEDERAL                                               11-3700733
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

               As of March 31, 2005 the Registrant had outstanding
                     --------------
                        2,282,375 shares of common stock

Transitional Small business Disclosure Format (Check one):  Yes [_]   No [X]


                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                                      INDEX
                                                                              Page
                                                                             Number
                                                                             ------
PART I - FINANCIAL INFORMATION

      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition
               at March 31, 2005 and December 31, 2004 (Unaudited)             1

               Consolidated Statements of Income and Comprehensive
               Income for the Three Months  Ended
               March 31, 2005 and 2004 (Unaudited)                             2

               Consolidated Statements of Cash Flows for the Three months
               Ended March 31, 2005 and 2004 (Unaudited)                       3


               Notes to Consolidated Financial Statements                      4


      Item 2:  Management's Discussion and Analysis or
               Plan of Operation                                            6-10

      Item 3:  Controls and Procedures                                        11

PART II - OTHER INFORMATION                                                   12

      1.    Legal Proceedings

      2.    Unregistered Sales of Equity Securities and Use of Proceeds

      3.    Defaults upon Senior Securities

      4.    Submission of Matters to a Vote of Securities Holders

      5.    Other Information

      6.    Exhibits


SIGNATURES                                                                    13


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                   March 31,      December 31,
ASSETS                                                               2005             2004
------                                                          ------------------------------
Cash and amounts due from depository institutions               $   1,904,417    $   1,448,349
Interest earning deposits in other banks                            1,619,358        2,367,125
Federal Funds sold                                                  2,350,000        2,400,000
                                                                ------------------------------
    Cash and cash equivalents                                       5,873,775        6,215,474

Investment securities held to maturity                              8,993,323        9,187,082
Mortgage-backed securities held to maturity                        20,915,411       22,299,834
Loans receivable                                                   94,973,471       92,924,386
Premises and equipment                                                878,300          906,782
Federal Home Loan Bank of New York stock                              858,200          858,200
Interest receivable                                                   570,204          575,253
Other assets                                                        1,288,199        1,281,000
                                                                ------------------------------
    Total assets                                                $ 134,350,883    $ 134,248,011
                                                                ------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
------------
Deposits                                                        $ 116,394,659    $ 116,857,017
Advance payments by borrowers for taxes and insurance                 629,064          341,473
Other Liabilities                                                   1,402,333        1,239,419
                                                                ------------------------------
    Total liabilities                                             118,426,056      118,437,909
                                                                ------------------------------
Stockholders' equity:
---------------------
Preferred stock $0.01 par value, 1,000,000 shares authorized;
     none issued and outstanding                                           --               --
Common stock $0.01 par value, 9,000,000 shares authorized;
     2,314,375 issued and outstanding                                  23,144           23,144
Additional paid in capital                                          7,808,371        7,805,233
Retained earnings substantially restricted                          9,133,138        9,030,255
Unearned employees' stock ownership plan ("ESOP") shares             (643,936)        (652,640)
Treasury stock - 32,000 shares                                       (395,890)        (395,890)
                                                                ------------------------------
    Total stockholders' equity                                     15,924,827       15,810,102
                                                                ------------------------------

    Total liabilities and stockholders' equity                  $ 134,350,883    $ 134,248,011
                                                                ------------------------------

See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                         Three Months Ended
                                                                              March 31
                                                                      -------------------------
                                                                          2005         2004
                                                                      -------------------------
Interest income
   Loans                                                              $1,432,357    $ 1,390,816
   Mortgage-backed securities                                            287,225         76,608
   Investments                                                           107,016        143,429
   Other interest earning assets                                          23,550         60,137
                                                                      -------------------------
          Total interest income                                        1,850,148      1,670,990
                                                                      -------------------------

Interest expense on deposits                                             461,417        459,725
                                                                      -------------------------
Net interest income                                                    1,388,731      1,211,265
Provision for loan losses                                                  6,583             --
                                                                      -------------------------
          Net interest income after provision for loan losses          1,382,148      1,211,265
                                                                      -------------------------

Non-interest income:
   Fees and service charges                                               47,640         58,496
   Miscellaneous                                                           6,856          6,469
                                                                      -------------------------
          Total non-interest income                                       54,496         64,965
                                                                      -------------------------

Non-interest expenses:
   Salaries and employee benefits                                        765,040        718,742
   Net occupancy expense of premises                                     122,170        124,196
   Equipment                                                             126,473        143,123
   Directors' fees                                                        44,260         29,686
   Legal fees                                                             21,883          6,372
   Audit and accounting fees                                              24,500         20,601
   Advertising                                                             7,036          8,635
   Federal insurance premium                                               4,658          8,820
   Other insurance premium                                                45,844         44,039
   Miscellaneous                                                          90,983        108,022
                                                                      -------------------------
        Total non-interest expenses                                    1,252,847      1,212,236
                                                                      -------------------------

Income before income taxes                                               183,797         63,993
Income taxes                                                              80,914         30,123
                                                                      -------------------------
Net income and comprehensive income                                   $  102,883     $   33,870
                                                                      =========================

Net income per common share - Basic and diluted                       $     0.05     $     0.02
Weighted average number of shares outstanding - Basic and diluted      2,201,339      2,228,817


See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                Three months ended March 31
                                                               ------------------------------
                                                                   2005               2004
Cash flow from operating activities:
  Net income                                                   $    102,883      $     33,870
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization of premises                       28,482            41,200
        equipment
     Net amortization of premiums, discount and                     (33,494)          (31,735)
        deferred loan fees and cost
     Provision for loan losses                                        6,583                --
     Decrease in accrued interest receivable                          5,049            25,434
     (Increase) decrease in other assets                             (7,199)          104,923
     Increase in other liabilities                                  162,914            44,422
     ESOP Shares committed to be released                            11,842            13,339
                                                               ------------------------------
        Net cash provided by operating activities                   277,060           231,453
                                                               ------------------------------

Cash flow from investing activities:
     Proceeds from calls and maturities of investment
        securities held to maturity                                 196,290         4,774,714
     Purchases of investment securities held to maturity                 --        (2,000,000)
     Principal repayment on mortgage-backed securities
        held to maturity                                          1,490,781           210,524
     Purchases of mortgage-backed securities
        held to maturity                                            (82,188)               --
     Purchases of loan participation interest                      (527,719)               --
     Net change in loans receivable                              (1,521,155)          216,790
     Additions to premises and equipment                                 --           (26,686)
                                                               ------------------------------
        Net cash (used in) provided by investing activities        (443,991)        3,175,342
                                                               ------------------------------

Cash flow from financing activities:
       Net (decrease) in deposits                                  (462,358)       (2,649,433)
     Increase  in advance payments by borrowers
        for taxes and insurance                                     287,591           284,390
                                                               ------------------------------
        Net cash (used in) financing activities                    (174,767)       (2,365,043)
                                                               ------------------------------

Net increase (decrease) in cash and cash equivalents               (341,698)        1,041,752
Cash and cash equivalents - beginning                             6,215,474        29,259,705
                                                               ------------------------------

Cash and cash equivalents - ending                             $  5,873,776      $ 30,301,457
                                                               ==============================

Supplemental disclosure of cash flow information
   Cash paid during the year for:
     Interest                                                  $    461,417      $    459,042
                                                               ------------------------------

     Income taxes                                              $     80,814      $     51,692
                                                               ------------------------------

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

NOTE 2. BASIS OF PRESENTATION
-----------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results which may be expected for the entire year.


NOTE 3. NET INCOME PER COMMON SHARE
-----------------------------------

Net income per common share was computed by dividing net income for three months ended March 31, 2005 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP. Diluted net income per common share did not differ from basic net income per common share as there were no contracts or securities exercisable or which could be converted into common stock.

NOTE 4. CRITICAL ACCOUNTING POLICIES
------------------------------------

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Since there has been no material shift in loan portfolio, the level of the allowance for loan losses has changed primarily due to changes in the size of the loan portfolio and the level of nonperforming loans. We have allocated the allowance among categories of loan types as well as classification status at each period-end date. Assumptions and allocation percentages based on loan types and classification status have been consistently applied. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages.

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the regulatory authorities, as an integral part of their examination process, periodically reviews our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of their examinations.

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS
----------------------------------------

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment". Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation costs will be recognized over the period that an employee provides service in exchange for the award.

On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance dates for Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). Under the new rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after December 15, 2005. The company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

                                     ITEM 2
                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------

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

Comparison of Financial Condition March 31, 2005 and December 31, 2004

The Company's assets increased $103,000, or 0.08%, to $134.4 million as of March 31, 2005 from $134.2 million at December 31, 2004. Cash and cash equivalents decreased $342,000, or 5.5%, to $5.9 million at March 31, 2005 from $6.2 million at December 31, 2004. Loans receivable increased $2.0 million, or 2.2%, to $94.9 million as of March 31, 2005 from $92.9 million as of December 31, 2004. Investment securities decreased $194,000, or 2.1%, to $9.0 million as of March 31, 2005 from $9.2 million as of December 31, 2004. Mortgage-backed securities decreased $1.4 million, or 6.2%, to $20.9 million as of March 31, 2005 from $22.3 million as of December 31, 2004. The decrease to cash and cash equivalents and the amortization and prepayments in mortgage-backed and investment securities were offset by the increase in loans receivable.

Total deposits decreased $462,000, 0.40%, to $116.4 million at March 31, 2005 from $116.9 million at December 31, 2004. Deposit outflow may be attributed to competitive rates and increased checking account activity.

Total stockholders' equity increased $115,000 to $15.9 million as of March 31, 2005 from $15.8 million as of December 31, 2004. The increase reflects net income of $103,000, the market appreciation of $3,000 relating to the release of ESOP shares and amortization of $9,000 of unearned ESOP shares.

The Company adopted a Stock-Based Incentive Plan ("the Plan") on November 19, 2004 following the approval of the stockholders. The Plan authorized 46,056 shares of restricted stock to be distributed to Directors and Officers as an incentive to share in the growth and performance of the Company. The Company implemented a stock buyback program to acquire such shares. The Company will continue the buyback program until the completion of the Plan requirements. As of March 31, 2005, 32,000 shares have been acquired.

Comparison of Operating Results for the Three Months Ended March 31, 2005 and March 31, 2004

      General. Net income increased $69,000, or 202.9%, to $103,000 for the quarter ended March 31, 2005 from $34,000 for the quarter ended March 31, 2004. The increase in earnings was primarily due to an increase of $179,000 in interest income, offset by a decrease of $10,000 in non-interest income and increases of $7,000 in provision for loan losses, $41,000 in non-interest expense, $1,000 in interest expense and $51,000 in income taxes.

      Interest Income. Interest income increased $179,000, or 10.7%, to $1.9 million for the quarter ended March 31, 2005 from $1.7 million for the quarter ended March 31, 2004. We attribute the increase in interest income to a higher average yield on interest-earning assets. For the three months ended March 31, 2005, the average balance of $130.2 million in interest-earning assets earned an average yield of 5.68% compared to 4.92% on an average balance of $135.9 million for the three months ended March 31, 2004. As long-term rates improved, management reinvested assets from investment securities and short-term liquid investments to longer-term higher yielding loans and mortgage-backed securities.

      Interest income on loans increased $41,000, or 2.9%, to $1.4 million for the quarter ended March 31, 2005 from $1.3 million for the same quarter in 2004. The average outstanding balance of loans increased $5.7 million to $94.6 million for the quarter ended March 31, 2005 from $88.9 million for the quarter ended March 31, 2004. However, the average yield on loans declined by 21 basis points to 6.05% for the quarter ended March 31, 2005 from 6.26% for the comparative quarter in 2004.

      Interest income on mortgage-backed securities increased $210,000, or 272.7%, to $287,000 for the quarter ended March 31, 2005 from $77,000 for the quarter ended March 31, 2004. The increase reflects a $15.9 million increase in the average balance of mortgage-backed securities to $21.3 million for the quarter ended March 31, 2005 from $5.4 million for the quarter ended March 31, 2004. However, the average yield decreased by 35 basis points to 5.39% for the three months ended March 31, 2005 from 5.74% for the three months ended March 31, 2004.

      Interest income on investment securities decreased $36,000, or 25.2%, to $107,000 for the quarter ended March 31, 2005 from $143,000 for the comparable quarter in 2004. The decrease was attributable to the lower average balance in investment securities. Due to calls and amortizations, the average balance of investment securities decreased $3.9 million to $9.9 million for the quarter ended March 31, 2005 from $13.8 million for the quarter ended March 31, 2004. As a partial offset, the average yield on investment securities increased 19 basis points to 4.34% for the quarter ended March 31, 2005 from 4.15% for the quarter ended March 31, 2004.

      Interest income on other interest earning assets, primarily interest-earning deposits, term deposits and federal funds sold, decreased $36,000, or 60.0%, to $24,000 for the quarter ended March 31, 2005 from $60,000 for the same period in 2004. The decrease resulted primarily from a lower average balance of $4.4 million for the quarter ended March 31, 2005 from $27.8 million for the quarter ended March 31, 2004, a decrease of $23.4 million. As a partial offset, the average yield in other interest earning assets increased 131 basis points to 2.17% for the quarter ended March 31, 2005 from 0.86% for the quarter ended March 31, 2004.

      Interest Expense. Total interest expense for the quarter ended March 31, 2005 was $461,000, compared to $460,000 for the quarter ended March 31, 2004, an increase of $1,000. The average cost of interest bearing deposits increased 11 basis points to 1.65% for the quarter ended March 31, 2005 from 1.54% for the quarter ended March 31, 2004, reflecting the upward trend on interest rates on deposits. However, the average balance of interest bearing deposits decreased $7.5 million to $111.7 million for the quarter ended March 31, 2005 from $119.2 million for the quarter ended March 31, 2004.

      Net Interest Income. Net interest income increased $178,000, or 14.7%, to $1.4 million for the quarter ended March 31, 2005 from $1.2 million for the quarter ended March 31, 2004. Our interest rate spread increased by 66 basis points to 4.03% for the quarter ended March 31, 2005 from 3.37% for the quarter ended March 31, 2004. Our interest margin increased by 71 basis points to 4.27% for the quarter ended March 31, 2005 from 3.56% for the same period in 2004.

      Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not record a provision for the three months ended March 31, 2004, but recorded a provision of $7,000 for the three months ended March 31, 2005. The March 31, 2005 provisions reflect probable and estimable losses in our SBA loan portfolio. The level of the allowance at March 31, 2005 is based on estimates, and the ultimate losses may vary from the estimates.

      Non-Interest Income. Non-interest income decreased $10,000, or 15.4%, to $55,000 for the three months ended March 31, 2005 from $65,000 for the three months ended March 31, 2004. The decline was predominantly caused by the $11,000 decrease in fees and service charges, partially offset by a $1,000 increase in miscellaneous fees. We experienced diminished activity in fee generating transactions during the quarter ended March 31, 2005.

      Non-Interest Expense. Non-interest expense increased $41,000, or 3.4%, to $1.3 million for the quarter ended March 31, 2005 from $1.2 million for the quarter ended March 31, 2004. The increase in non-interest expense is primarily attributable to increases in salaries and employee benefits, directors' compensation, legal fees, audit and accounting fees and other insurance premium, partially offset by decreases in occupancy expense, equipment expense, advertising, federal insurance premium and miscellaneous expense.

      Income Tax Expense. The provision for income taxes increased $51,000 to $81,000 for the quarter ended March 31, 2005 from $30,000 for the quarter ended March 31, 2004. The increase in income tax expense is primarily due to our higher level of income before taxes to $184,000 for the quarter ended March 31, 2005 compared with $64,000 for the same period in 2004.

Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the "OTS") regulations sufficient to ensure the Association's safe and sound operation. The Association's liquidity averaged 5.80% during the month of March 2005. The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Association's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition.

The Association's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities. Net loans totaled $95.0 million and $92.9 million at March 31, 2005 and December 31, 2004, respectively. Mortgage-backed and investment securities held to maturity totaled $29.9 million and $31.5 million at March 31, 2005 and December 31, 2004, respectively. In addition to funding new loans and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities and maturities of investment securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York ("FHLB") which provide an additional source of funds. At March 31, 2005, we had no advances from the FHLB.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations. At March 31, 2005, the Association had outstanding commitments to originate or purchase loans of $10.0 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2005, totaled $30.5 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Association.

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

The following table sets forth the Association's capital position at March 31,2005, as compared to the minimum regulatory capital requirements:

                                                      Minimal Capital  Under Prompt corrective
                                     Actual            Requirements      Actions Prospective
                              ----------------------------------------------------------------
                               Amount       Ratio    Amount      Ratio    Amount       Ratio
                               ------       -----    ------      -----    ------       -----
                              (Dollars in Thousands)
Total Capital                 $15,059       24.4%   $ 4,941       8.0%   $ 6,177       10.0%
(to risk-weighted assets

Tier Capital                   14,885       24.1%        --        --      3,706        6.0%
(to risk-weighted assets

Core(Tier 1) Capital           14,969       11.1%     5,375       4.0%     6,718        5.0%
(to adjusted total assets

Tangible Capital               14,969       11.1%     2,015       1.5%        --         --
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

Net Portfolio Value

      The Association's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association's quarterly Thrift Financial Reports. The following table sets forth the Association's NPV as of December 31, 2004, the most recent date the Association's NPV was calculated by the OTS.

                                                        Net Portfolio Value as a
                                                        Percentage of Present Value of
                Net Portfolio Value                     Assets
Change in       ------------------------------------    -------------------------------
Interest Rates  Estimated    Amount of    Percent of                  Change in Basis
(basis points)  NPV          Change         Change      NPV Ratio     Points
--------------  ---------    ---------    ----------    ---------     -----------------
                (Dollars in Thousands)
+300            $12,605      (9,613)         (43%)         9.64%      -595 basis points
+200             15,962      (6,256)         (28%)        11.84%      -375 basis points
+100             19,320      (2,898)         (13%)        13.91%      -168 basis points
   0             22,218          --           --          15.59%              --
-100             23,555       1,337            6%         16.27%       +68 basis points


Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

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

There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the March 31, 2005 internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


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

ITEM 6. Exhibits
        --------

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



                          FLATBUSH FEDERAL BANCORP, INC.



Date: May 16, 2005        By:  /s/ Anthony J. Monteverdi
      ------------             ---------------------------------------

                               Anthony J. Monteverdi
                               Chairman, President and
                               Chief Executive Officer




Date: May 16, 2005        By:  /s/ John S. Lotardo
      ------------             ---------------------------------------

                               John S. Lotardo
                               Senior Vice President and Chief Financial Officer