Form 10QSB
period 2005-06-30
FLATBUSH FEDERAL BANCORP INC
filed 2005-08-15
CIK 1243496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005


[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from __________ to ___________
                        Commission file number   0-503777
                                                --------------------------------

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

                    As of August 15, 2005 the Registrant had
                          ---------------
                  outstanding 2,495,151 shares of common stock

Transitional Small business Disclosure Format (Check one):  Yes [_]   No [X]


                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                                      INDEX
                                                                              Page
                                                                             Number
                                                                             ------
PART I - FINANCIAL INFORMATION

         Item 1:  Financial Statements

                  Consolidated Statements of Financial Condition
                  at June 30, 2005 and December 31, 2004 (Unaudited)           1

                  Consolidated Statements of Income and Comprehensive
                  Income for the Three and Six Months  Ended
                  June 30, 2005 and 2004 (Unaudited)                           2

                  Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 2005 and 2004 (Unaudited)                     3

                  Notes to Consolidated Financial Statements                   4

         Item 2:  Management's Discussion and Analysis or
                  Plan of Operation                                            7 - 13

         Item 3:  Controls and Procedures                                      14

PART II - OTHER INFORMATION                                                    15

1. Legal Proceedings

2. Unregistered Sales of Equity Securities and Use of Proceeds

3. Defaults upon Senior Securities

4. Submission of Matters to a Vote of Securities Holders

5. Other Information

6. Exhibits

SIGNATURES                                                                     16


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                   June 30,       December 31,
ASSETS                                                               2005             2004
------                                                          ------------------------------
Cash and amounts due from depository institutions               $   1,709,036    $   1,448,349
Interest earning deposits in other banks                              580,983        2,367,125
Federal Funds sold                                                  7,500,000        2,400,000
                                                                ------------------------------
    Cash and cash equivalents                                       9,790,019        6,215,474

Investment securities held to maturity                              8,281,079        9,187,082
Mortgage-backed securities held to maturity                        20,749,068       22,299,834
Loans receivable                                                   93,752,061       92,924,386
Premises and equipment                                                851.238          906,782
Federal Home Loan Bank of New York stock                            1,039,000          858,200
Interest receivable                                                   604,619          575,253
Other assets                                                        1,284,498        1,281,000
                                                                ------------------------------
    Total assets                                                $ 136,351,582    $ 134,248,011
                                                                ------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
------------
Deposits                                                        $ 114,920,691    $ 116,857,017
FHLB Advances                                                       3,600,000               --
Advance payments by borrowers for taxes and insurance                 407,014          341,473
Other Liabilities                                                   1,561,185        1,239,419
                                                                ------------------------------

    Total liabilities                                             120,488,890      118,437,909
                                                                ------------------------------
Stockholders' equity:
---------------------
Preferred stock $0.01 par value, 1,000,000 shares authorized;
     none issued and outstanding                                           --               --
Common stock $0.01 par value, 9,000,000 shares authorized;
     2,545,813 issued; and 2,495,151 and 2,282,375 shares              25,458           23,144
     outstanding, respectively
Additional paid in capital                                         10,204,654        7,805,233
Retained earnings substantially restricted                          6,818,847        9,030,255
Unearned employees' stock ownership plan ("ESOP") shares             (635,232)        (652,640)
Treasury stock - 50,662 shares and 32,000 shares respectively        (551,035)        (395,890)
                                                                ------------------------------
    Total stockholders' equity                                     15,862,692       15,810,102
                                                                ------------------------------

    Total liabilities and stockholders' equity                  $ 136,351,582    $ 134,248,011
                                                                ------------------------------

See notes to consolidated financial statements.

                                FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                   (Unaudited)

                                                                         Three Months Ended          Six Months Ended
                                                                              June 30                    June 30
                                                                       -----------------------   -----------------------
                                                                          2005         2004          2005        2004
                                                                       -----------------------   -----------------------
Interest income
   Loans                                                               $1,461,348   $1,366,441   $2,893,705   $2,757,258
   Mortgage-backed securities                                             284,027      154,205      571,252      230,813
   Investments                                                            109,620      146,630      216,636      290,059
   Other interest earning assets                                           41,266       44,865       64,816      105,001
                                                                       -----------------------   -----------------------
          Total interest income                                         1,896,261    1,712,141    3,746,409    3,383,131
                                                                       -----------------------   -----------------------

Interest expense on deposits                                              495,831      456,007      957,248      915,732
Interest expense on FHLB advances                                          25,278           --       25,278           --
                                                                       -----------------------   -----------------------
          Total interest expense                                          521,109      456,007      982,526      915,732
                                                                       -----------------------   -----------------------

Net interest income                                                     1,375,152    1,256,134    2,763,883    2,467,399
Provision for loan losses                                                   4,304           --       10,887           --
                                                                       -----------------------   -----------------------
          Net interest income after provision for loan losses           1,370,848    1,256,134    2,752,996    2,467,399
                                                                       -----------------------   -----------------------

Non-interest income:
   Fees and service charges                                                48,885       48,256       96,525      106,751
   Miscellaneous                                                            1,488        6,913        8,344       13,382
                                                                       -----------------------   -----------------------
          Total non-interest income                                        50,373       55,169      104,869      120,133
                                                                       -----------------------   -----------------------

Non-interest expenses:
   Salaries and employee benefits                                         763,184      712,954    1,528,224    1,431,696
   Net occupancy expense of premises                                      129,327      121,932      251,497      246,128
   Equipment                                                              131,126      140,940      257,599      284,063
   Directors' fees                                                         42,878       37,536       87,138       67,222
   Legal fees                                                               8,500       33,158       30,383       39,530
   Audit and accounting fees                                               26,000       25,851       50,500       46,452
   Advertising                                                              6,945        6,942       13,981       15,577
   Federal insurance premium                                                4,544        5,088        9,202       13,908
   Other insurance premium                                                 46,022       42,749       91,866       86,787
   Miscellaneous                                                          112,689      113,272      203,672      221,294
                                                                       -----------------------   -----------------------
        Total non-interest expenses                                     1,271,215    1,240,422    2,524,062    2,452,657
                                                                       -----------------------   -----------------------

Income before income taxes                                                150,006       70,881      333,803      134,875
Income taxes                                                               64,123       34,659      145,037       64,782
                                                                       -----------------------   -----------------------
Net income and comprehensive income                                    $   85,883   $   36,222   $  188,766   $   70,093
                                                                       =======================   =======================

Net income per common share - Basic and diluted                        $     0.04   $     0.02   $     0.08   $     0.03
Weighted average number of shares outstanding - Basic and diluted       2,396,121    2,229,909    2,311,198    2,229,363


See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                Six months ended June 30
                                                              ----------------------------
                                                                  2005            2004
                                                              ----------------------------

Cash flow from operating activities:
  Net income                                                  $    188,766    $     70,093
  Adjustments to reconcile net income to net cash
  provided by operating
activities:
     Depreciation and amortization of premises and
        equipment                                                   55,544          74,744
     Net amortization of premiums, discount and
        deferred loan fees and cost                                (77,266)        (28,520)
     Provision for loan losses                                       9,743              --
     (Increase) in accrued interest receivable                     (29,366)        (24,225)
     (Increase) decrease in other assets                            (3,498)        225,776
     Increase in other liabilities                                 321,766         260,932
     ESOP Shares committed to be released                           22,649          24,919
                                                              ----------------------------
        Net cash provided by operating activities                  488,338         603,719
                                                              ----------------------------

Cash flow from investing activities:
     Proceeds from calls and maturities of investment
        securities held to maturity                                911,428       5,038,289
     Purchases of investment securities held to maturity                --      (4,000,000)
     Principal repayment on mortgage-backed securities
        held to maturity                                         2,701,322         650,002
     Purchases of mortgage-backed securities
        held to maturity                                        (1,104,099)    (11,686,387)
     Purchases of loan participation interest                   (1,600,000)       (358,892)
     Net change in loans receivable                                787,966          23,638
     Additions to premises and equipment                                --         (40,968)
     Purchase of FHLBNY stock                                     (180,800)        (31,000)
                                                              ----------------------------
        Net cash provided by (used in) investing activities      1,515,817     (10,405,318)
                                                              ----------------------------

Cash flow from financing activities:
     Net  (decrease) in deposits                                (1,936,326)     (2,533,608)
     Increase in borrowings                                      3,600,000              --
     Increase  in advance payments by borrowers
         for taxes and insurance                                    65,541          90,145
     Cash dividend paid to stockholders                             (3,680)             --
     Purchase of Treasury Stock                                   (155,145)             --
                                                              ----------------------------
        Net cash provided by (used in) financing activities      1,570,390      (2,443,463)
                                                              ----------------------------

Net increase (decrease) in cash and cash equivalents             3,574,545     (12,245,062)
Cash and cash equivalents - beginning                            6,215,474      29,259,705
                                                              ----------------------------

Cash and cash equivalents - ending                            $  9,790,019    $ 17,014,643
                                                              ============================

Supplemental disclosure of cash flow information
  Cash paid during the year for:
     Interest                                                 $    982,526    $    915,731
                                                              ----------------------------

     Income taxes                                             $    145,037    $     64,327
                                                              ----------------------------

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

NOTE 2. BASIS OF PRESENTATION
-----------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results which may be expected for the entire year.

NOTE 3. NET INCOME PER COMMON SHARE
-----------------------------------

Net income per common share was computed by dividing net income for three and six months ended June 30, 2005 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP. Diluted net income per common share did not differ from basic net income per common share as there were no contracts or securities exercisable or which could be converted into common stock. Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using treasury stock method.

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

NOTE 5. STOCK-BASED COMPENSATION PLANS
--------------------------------------

The Company, under a plan approved by the stockholders in 2004, has granted stock options to employees and outside directors. The Company accounts for options granted using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No compensation expense has been reflected in net income for the options granted as all such grants have an exercise price equal to the market price of the underlying stock at the date of grant. The following table provided information as to net income and earnings per share as if the Company had applied the fair value recognition provisions of statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended to all option grants.

                                                       Three months ended   Six months ended
                                                       -------------------------------------
                                                        June 30, 2005          June 30, 2005
                                                       -------------------------------------
Net income as reported                                 $      85,882           $     188,766

REMOVE:  Total stock-based compensation
       expense, net of income taxes, included in
       net income                                                 --                      --

INCLUDE:  Total stock-based compensation
       expense, net of income taxes, that would
       have been included in the determination of
       net income if the fair value method had
       applied to all grants                                 (17,375)                (34,750)
                                                       -------------------------------------
                Pro forma net income                   $      68,507           $     154,016
                                                       -------------------------------------

Net income per common share, as reported:
     Basic                                             $        0.04           $        0.08
     Diluted                                           $        0.04           $        0.08

Pro forma net income per common share:
     Basic                                             $        0.03           $        0.07
     Diluted                                           $        0.03           $        0.07


In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised), "share-based Payment". Statement No. 123 (revised) replaces Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123 (revised) requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.

On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance dates for Statement No. 123 (revised). Under the new rule, the Company is required to adopt Statement No. 123 (revised) in the first annual period beginning after June 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting Statement No. 123 (revised), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under Statement No. 123.

Early application of Statement No. 123 (revised) is encouraged, but not required.

NOTE 6. RETIREMENT PLANS - COMPONENTS OF NET PERIODIC PENSION COST
------------------------------------------------------------------

Periodic pension expense was as follows:

                                                 Three Months Ended         Six Months Ended
                                               ----------------------    ----------------------
                                                      June 30                    June 30
                                               ----------------------    ----------------------
                                                  2005        2004          2005         2004
                                               ----------------------    ----------------------
Service Cost                                   $  42,962    $  51,092    $  85,924    $ 102,184
Interest Cost
                                                  56,549       46,880      113,098       93,760
Expected return on assets                        (43,364)     (36,520)     (86,727)     (73,040)
Amortization of past service cost                 (2,750)      (2,750)      (5,500)      (5,500)
Amortization of unrecognized net (gain) loss
                                                  18,400       15,399       36,800       30,790
                                               ----------------------    ----------------------
     Net periodic benefit cost
                                               $  71,797    $  74,101    $ 143,595    $ 148,194
                                               ----------------------    ----------------------

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS
----------------------------------------

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation costs will be recognized over the period that an employee provides service in exchange for the award.

SFAS No. 123R was (originally) effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission ("SEC") amended the compliance dates for SFAS No. 123R. Under the new rule, the Company is required to adopt SFAS No. 123R at the beginning of its next fiscal year. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under FASB Statement No. 123.

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

Comparison of Financial Condition June 30, 2005 and December 31, 2004

The Company's assets increased $2.1 million, or 1.6%, to $136.4 million as of June 30, 2005 from $134.2 million at December 31, 2004. Cash and cash equivalents increased $3.6 million, or 57.5%, to $9.8 million at June 30, 2005 from $6.2 million at December 31, 2004. Loans receivable increased $828,000, or 0.9%, to $93.8 million as of June 30, 2005 from $92.9 million as of December 31, 2004. Mortgage-backed securities decreased $1.6 million, or 7.0%, to $20.7 million as of June 30, 2005 from $22.3 million as of December 31, 2004. Investment securities decreased $906,000, or 9.9%, to $8.3 million as of June 30, 2005 from $9.2 million as of December 31, 2004.

Total deposits decreased $1.9 million, or 1.7%, to $114.9 million at June 30, 2005 from $116.9 million at December 31, 2004.

Total stockholders' equity increased $53,000 to $15.9 million as of June 30, 2005 from $15.8 million as of December 31, 2004.

In May 2005, the Association borrowed $3.6 million from the Federal Home Loan Bank of NY and invested the borrowings in loans receivable consisting of residential, commercial and mixed-use properties. However, due to prepayments and amortizations in loans receivable, the Association recorded a net increase of $828,000. Similarly, prepayments and amortizations in mortgage-backed securities resulted in a net decrease of $1.6 million. Calls and repayments in investment securities resulted in the net decrease of $906,000. The inflow of cash from prepayments and amortizations from loans receivable, mortgage-backed securities and calls and repayments in investment securities caused cash and cash equivalents to increase by $3.6 million.

The Company adopted a Stock-Based Incentive Plan (the "Plan") on November 19, 2004 following the approval of the stockholders. The Plan authorized 46,056 shares of restricted stock to be distributed to Directors and Officers as an incentive to share in the growth and performance of the Company. The number of authorized shares was adjusted to 50,662 to reflect the 10% stock dividend paid on April 25, 2005. As of June 30, 2005, all such shares have been acquired.

On June 30, 2005, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of June 30, 2005, no such shares were acquired.

Comparison of Operating Results for the Three Months Ended June 30, 2005 and June 30, 2004

      General. Net income increased $50,000, or 138.9%, to $86,000 for the quarter ended June 30, 2005 from $36,000 for the quarter ended June 30, 2004. The increase in earnings for the quarter was primarily due to an increase of $184,000 in interest income offset in part by a decrease of $5,000 in non-interest income and increases of $65,000 in interest expense, $4,000 in provision for loan loss, $31,000 in non-interest expense and $29,000 in income taxes.

      Interest Income. Interest income increased $184,000, or 10.7%, to $1.9 million for the quarter ended June 30, 2005 from $1.7 million for the quarter ended June 30, 2004. We attribute the increase in interest income to a higher average yield on interest-earning assets. For the three months ended June 30, 2005, the average balance of $131.4 million in interest-earning assets earned an average yield of 5.77% compared to 5.06% on an average balance of $135.5 million for the three months ended June 30, 2004. As long term rates improved, management reinvested assets from investment securities and short-term liquid investments to longer term, higher yielding loans and mortgage-backed securities.

      Interest income on loans increased $95,000, or 7.0%, to $1.5 million for the quarter ended June 30, 2005 from $1.4 million for the same quarter in 2004. The average balance of loans increased $3.8 million to $94.4 million for the quarter ended June 30, 2005 from $90.5 million for the quarter ended June 30, 2004. The average yield on loans increased by 15 basis points to 6.19% for the quarter ended June 30, 2005 from 6.04% for the same period in 2004.

      Interest income on mortgage-backed securities increased $130,000, or 84.4%, to $284,000 for the quarter ended June 30, 2005 from $154,000 for the quarter ended June 30, 2004. The average balance of mortgage-backed securities increased $7.8 million to $21.2 million for the quarter ended June 30, 2005 from $13.3 million for the quarter ended June 30, 2004. The average yield on mortgage-backed securities increased by 75 basis points to 5.37% for the quarter ended June 30, 2005 from 4.62% for the same quarter in 2004.

      Interest income on investment securities decreased $37,000, or 25.2%, to $110,000 for the quarter ended June 30, 2005 from $147,000 for the quarter ended June 30, 2004. As a partial offset, the average yield on investment securities increased by 45 basis points to 4.64% for the quarter ended June 30, 2005 from 4.19% for the quarter ended June 30, 2004.

      Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold, decreased $4,000, or 8.9%, to $41,000 for the quarter ended June 30, 2005 from $45,000 for the quarter ended June 30, 2004. The decrease resulted primarily from a lower average balance of $6.3 million for the quarter ended June 30, 2005 from $17.6 million for the quarter ended June 30, 2004, a decrease of $11.3 million. As a partial offset, the average yield in other earning assets increased by 158 basis points to 2.60% for the quarter ended June 30, 2005 from 1.02% for the quarter ended June 30, 2004.

      Interest Expense. Total interest expense, comprised of interest expense on deposits and interest expense on FHLB advances, increased $65,000, or 14.3%, to $521,000 for the quarter ended June 30, 2005 from $456,000 for the quarter ended June 30, 2004. The average cost of interest-bearing liabilities increased by 28 basis points to 1.84% for the quarter ended June 30, 2005 from 1.56% for the quarter ended June 30, 2004. As a partial offset, the average balance of interest-bearing liabilities decreased $4.0 million to $113.4 million for the quarter ended June 30, 2005 from $117.4 million for the quarter ended June 30, 2004.

      Interest expense on deposits increased $40,000, or 8.8%, to $496,000 for the quarter ended June 30, 2005 from $456,000 for the quarter ended June 30, 2004. The average cost of interest-bearing deposits increased by 23 basis points to 1.79% for the quarter ended June 30, 2005 from 1.56% for the quarter ended June 30, 2004, reflecting the upward trend of interest rates on deposits. However, the average balance of interest-bearing deposits decreased $6.4 million to $111.0 million for the quarter ended June 30, 2005 from $117.4 million for the quarter ended June 30, 2004.

      Interest expense on FHLB advances was $25,000 for the quarter ended June 30, 2005. The average balance of FHLB advances was $2.4 million with an average cost of 4.17%. There were no FHLB advances for the quarter ended June 30, 2004.

      Net Interest Income. Net interest income increased $119,000, or 9.5%, to $1.4 million for the quarter ended June 30, 2005 from $1.3 million for the same quarter in 2004. Our interest rate spread increased by 44 basis points to 3.94% for the quarter ended June 30, 2005 from 3.50% for the quarter ended June 30, 2004. Our interest margin increased by 48 basis points to 4.19% for the quarter ended June 30, 2005 from 3.71% for the quarter ended June 30, 2004.

      Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not record a provision for the three months ended June 30, 2004, but recorded a provision of $4,000 for the three months ended June 30, 2005. The level of the allowance at June 30, 2005 is based on estimates, and the ultimate losses may vary from the estimates.

      Non-Interest Income. Non-interest income decreased $5,000, or 9.1%, to $50,000 for the quarter ended June 30, 2005 from $55,000 for the quarter ended June 30, 2004. The decline was caused by the $6,000 decrease in miscellaneous income partially offset by a $1,000 increase in fees and service charges. We experienced diminished activity in fee generating transactions during the quarter ended June 30, 2005.

      Non-Interest Expense. Non-interest expense increased $31,000, or 2.5%, to $1.3 million for the quarter ended June 30, 2005 from $1.2 million for the quarter ended June 30, 2004. The increase in non-interest expense is primarily attributable to increases to salaries and employee benefits, occupancy expense, directors' compensation and other insurance premium, partially offset by decreases in equipment expense and legal fees.

      Income Tax Expense. The provision for income taxes increased $29,000 to $64,000 for the quarter ended June 30, 2005 from $35,000 for the same quarter in 2004. The increase in income tax expense is due to our higher level of income before taxes of $150,000 for the quarter ended June 30, 2005 compared with $71,000 for the quarter ended June 30, 2004.

Comparison of Operating Results for the Six Months Ended June 30, 2005 and June 30, 2004

      General. Net income increased $119,000, or 170.0%, to $189,000 for the six months ended June 30, 2005 from $70,000 for the six months ended June 30, 2004. The increase in earnings was primarily due to an increase of $363,000 in interest income offset in part by a decrease of $15,000 in non-interest income and increases of $66,000 in interest expense, $11,000 in provision for loan loss, $72,000 in non-interest expense and $80,000 in income taxes.

      Interest Income. Interest income increased $363,000, or 10.8%, to $3.7 million for six months ended June 30, 2005 from $3.4 million for six months ended June 30, 2004. The average yield on interest-earning assets increased by 74 basis points to 5.73% for six months ended June 30, 2005 from 4.99% for the same period in 2004. As a partial offset, the average balance of interest-earning assets decreased $4.9 million to $130.8 million for six months ended June 30, 2005 from $135.7 million for six months ended June 30, 2004.

      Interest income on loans increased $137,000, or 5.0%, to $2.9 million for six months ended June 30, 2005 from $2.8 million for six months ended June 30, 2004. The average balance of loans increased $4.8 million to $94.5 million for six months ended June 30, 2005 from $89.7 million for six months ended June 30, 2004. The average yield on loans decreased by 1 basis point to 6.13% for six months ended June 30, 2005 from 6.14% for six months ended June 30, 2004.

      Interest income on mortgage-backed securities increased $340,000, or 147.2%, to $571,000 for six months ended June 30, 2005 from $231,000 for six months ended June 30, 2004. The average balance of mortgage-backed securities increased $11.9 million to $21.2 million for six months ended June 30, 2005 from $9.3 million for six months ended June 30, 2004. The average yield on mortgage-backed securities increased by 44 basis points to 5.38% from 4.94% during the comparative periods.

      Interest income on investment securities decreased $73,000, or 25.2%, to $217,000 for six months ended June 30, 2005 from $290,000 for six months ended June 30, 2004. The average balance of investment securities decreased $4.2 million to $9.7 million for six months ended June 30, 2005 from $13.9 million for the same period in 2004. As a partial offset, the average yield increased by 32 basis points to 4.49% for six months ended June 30, 2005 from 4.17% for six months ended June 30, 2004.

      Interest income on other interest-earning assets, consisting primarily of interest-earning deposits and federal funds sold, decreased $40,000, or 38.1%, to $65,000 for six months ended June 30, 2005 from $105,000 for six months ended June 30, 2004. The average balance of other interest-earning assets decreased $17.3 million to $5.4 million for six months ended June 30, 2005 from $22.7 million for the comparable period in 2004. As a partial offset, the average yield increased by 150 basis points to 2.42% for six months ended June 30, 2005 from 0.92% for six months ended June 30, 2004.

      Interest Expense. Total interest expense, comprised of interest expense on deposits and interest expense on FHLB advances, increased $66,000,or 7.2%, to $982,000 for six months ended June 30, 2005 from $916,000 for six months ended June 30, 2004. The average cost of interest-bearing liabilities increased by 20 basis points to 1.75% for six months ended June 30, 2005 from 1.55% for the same period in 2004. As a partial offset, the average balance of interest-bearing liabilities decreased $5.7 million to $112.6 million for six months ended June 30, 2005 from $118.3 million for six months ended June 30, 2004.

      Interest expense on deposits increased $41,000, or 4.5%, to $957,000 for six months ended June 30, 2005 from $916,000 for six months ended June 30, 2004. The average cost of interest-bearing deposits increased by 17 basis points to 1.72% from 1.55% during the comparative periods. However, the average balance of interest-bearing deposits decreased $6.9 million to $111.4 million for six months ended June 30, 2005 from $118.3 million for the six months ended June 30, 2004.

      Interest expense on FHLB advances was $25,000 for the six months ended June 30, 2005. The average balance of FHLB advances was $1.2 million with an average cost of 4.17%. There were no FHLB advances for the six months ended June 30, 2004.

      Net Interest Income. Net interest income increased $297,000, or 12.0%, to $2.8 million for the six months ended June 30, 2005 from $2.5 million for the six months ended June 30, 2004. Our interest rate spread increased by 55 basis points to 3.98% for the six months ended June 30, 2005 from 3.43% for the six months ended June 30, 2004. Our interest margin increased by 60 basis points to 4.23% for six months ended June 30, 2005 from 3.63% for the six months ended June 30, 2004.

      Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not record a provision for the six months ended June 30, 2004, but recorded a provision of $11,000 for the six months ended June 30, 2005. The level of the allowance at June 30, 2005 is based on estimates, and the ultimate losses may vary from the estimates.

      Non-Interest Income. Non-interest income decreased by $15,000, or 12.5%, to $105,000 for the six months ended June 30, 2005 from $120,000 for the six months ended June 30, 2004. The decline was caused by decreases of $10,000 in fees and service charges and $5,000 in miscellaneous fees. We experienced diminished activity in fee-generating transactions during the six months ended June 30, 2005.

      Non-Interest Expense. Non-interest expense increased $71,000, or 2.9%, to $2.5 million for the six months ended June 30, 2005 from $2.4 million for the same period in 2004. The increase in non-interest expense is attributable to increases in salaries and employee benefits, occupancy expense, directors' compensation, audit and accounting fees and other insurance premium, partially offset by decreases in equipment expense, legal fees, advertising, federal insurance premium and miscellaneous expense.

      Income Tax Expense. The provision for income taxes increased $80,000 to $145,000 for the six months ended June 30, 2005 from $65,000 for the six months ended June 30, 2004. the increase in income tax expense reflects an increase in income before taxes to $334,000 for the six months ended June 30, 2005 from $135,000 for six months ended June 30, 2004.


Liquidity and Capital Resources


The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the "OTS") regulations sufficient to ensure the Association's safe and sound operation. The Association's liquidity averaged 8.84% during the month of June 2005. The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities. Net loans totaled $93.8 million and $92.9 million at June 30, 2005 and December 31, 2004, respectively. Mortgage-backed and investment securities held to maturity totaled $29.0 million and $31.5 million at June 30, 2005 and December 31, 2004, respectively. In addition to funding new loans and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, maturities of investment securities and advances from FHLB.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York ("FHLB") which provide an additional source of funds. At June 30, 2005, our FHLB borrowings totaled $3.6 million.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations. At June 30, 2005, the Association had outstanding commitments to originate or purchase loans of $7.9 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2005, totaled $35.5 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Association.

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

The following table sets forth the Association's capital position at June 30,2005, as compared to the minimum regulatory capital requirements:

                                                            Minimal Capital      Under Prompt corrective
                                       Actual                Requirements          Actions Prospective
                                -------------------------------------------------------------------------
                                Amount         Ratio       Amount       Ratio       Amount       Ratio
                                ------         -----       ------       -----       ------       -----
                                (Dollars in Thousands)
Total Capital                    $15,003       23.9%      $ 5,014        8.0%      $ 6,268       10.0%
(to risk-weighted assets

Tier Capital                      14,850       23.7%           --         --         3,761        6.0%
(to risk-weighted assets

Core(Tier 1) Capital              14,933       11.0%        5,455        4.0%        6,819        5.0%
(to adjusted total assets

Tangible Capital                  14,933       11.0%        2,046        1.5%           --         --
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

Net Portfolio Value

      The Association's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association's quarterly Thrift Financial Reports. The following table sets forth the Association's NPV as of March 31, 2005, the most recent date the Association's NPV was calculated by the OTS.

                                                        Net Portfolio Value as a
                                                        Percentage of Present Value of
                  Net Portfolio Value                   Assets
Change in         -----------------------------------   ------------------------------
Interest Rates    Estimated   Amount of    Percent of                Change in Basis
(basis points)    NPV         Change       Change       NPV Ratio    Points
--------------    --------    ---------    ----------   ---------    -----------------
                  (Dollars in Thousands)
+300              $ 11,473    $(10,505)    (48%)         8.92%       -665 basis points
+200                15,244      (6,733)    (31%)        11.46%       -411 basis points
+100                18,676      (3,302)    (15%)        13.61%       -195 basis points
   0                21,978          --      --          15.56%                      --
-100                24,119       2,141      10%         16.73%       +116 basis points


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

There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the June 30, 2005 internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

        On June 30, 2005, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of June 30, 2005, no such shares were acquired.

ITEM 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        At the Company's Annual Meeting held on April 28, 2005, stockholders considered and voted on the following:

                1.  The election of directors:        FOR         WITHHOLD
                                                      ---         --------
                        Jesus R. Adia              2,042,661       13,579
                        Alfred S. Pantaleone       2,040,699       15,541
                        Anthony V. Rumolo          2,028,561       27,679

                2. The ratification of the appointment of Beard Miller Company LLP, successor to Radics & Co., LLC, as independent auditors of the Company:

                                                      FOR      AGAINST   ABSTAIN
                                                      ---      -------   -------
                                                   2,037,387    10,815    7,938

ITEM 5. Other Information
        -----------------

        None

ITEM 6. Exhibits
        --------

        The following Exhibits are filed as part of this report.

               11.0 Computation of earnings per share
               31.1 Certification  of   Chief  Executive   Officer  Pursuant  to
                    Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).
               31.2 Certification  of  Chief   Financial   Officer  Pursuant  to
                    Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).
               32.1 Certification   of   Chief   Executive   Officer  and  Chief
                    Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             FLATBUSH FEDERAL BANCORP, INC.



Date: August 15, 2005                       By:  /s/ Anthony J. Monteverdi
      ---------------                            -------------------------
                                                 Anthony J. Monteverdi
                                                 Chairman, President and
                                                 Chief Executive Officer




Date: August 15, 2005                       By:  /s/ John S. Lotardo
      ---------------                            -------------------------
                                                 John S. Lotardo
                                                 Senior Vice President and
                                                 Chief Financial Officer