Form 10QSB
period 2005-09-30
FLATBUSH FEDERAL BANCORP INC
filed 2005-11-14
CIK 1243496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended September 30, 2005
                                                      --------------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                       For the transition period from __________ to ___________ Commission file number 0-503777
                                              ----------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

             As of November 14, 2005 the Registrant had outstanding
                   -----------------
                        2,492,451 shares of common stock

Transitional Small business Disclosure Format (Check one):  Yes [ ]   No [X]


                  FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                                        INDEX
                                                                                Page
                                                                               Number
                                                                               ------
PART I - FINANCIAL INFORMATION

         Item 1:  Financial Statements

                  Consolidated Statements of Financial Condition
                  at September 30, 2005 and December 31, 2004 (Unaudited)         1

                  Consolidated Statements of Income and Comprehensive
                  Income for the Three and Nine months  Ended
                  September 30, 2005 and 2004 (Unaudited)                         2

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2005 and 2004 (Unaudited)                   3

                  Notes to Consolidated Financial Statements                      4

         Item 2:  Management's Discussion and Analysis or
                  Plan of Operation                                               7 - 13

         Item 3:  Controls and Procedures                                         14

PART II - OTHER INFORMATION                                                       15

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


                                PART I - FINANCIAL INFORMATION
                                 ITEM 1 - FINANCIAL STATEMENTS
                        FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                         (Unaudited)

                                                                September 30,     December 31,
ASSETS                                                               2005            2004
------                                                          ------------------------------
Cash and amounts due from depository institutions               $   1,842,973    $   1,448,349

Interest earning deposits in other banks                            4,955,863        2,367,125
Federal Funds sold                                                  2,500,000        2,400,000
                                                                ------------------------------
    Cash and cash equivalents                                       9,298,836        6,215,474

Investment securities held to maturity                              8,051,824        9,187,082
Mortgage-backed securities held to maturity                        25,367,063       22,299,834
Loans receivable                                                   94,271,864       92,924,386
Premises and equipment                                              1,187,646          906,782
Federal Home Loan Bank of New York stock                            1,039,000          858,200
Interest receivable                                                   600,889          575,253
Other assets                                                        1,276,180        1,281,000
                                                                ------------------------------
    Total assets                                                $ 141,093,302    $ 134,248,011
                                                                ------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits                                                        $ 112,297,523    $ 116,857,017
FHLB Advances                                                      10,638,935               --
Advance payments by borrowers for taxes and insurance                 542,248          341,473
Income Taxes                                                           61,965               --
Other Liabilities                                                   1,604,039        1,239,419
                                                                ------------------------------
    Total liabilities                                             125,144,710      118,437,909
                                                                ------------------------------
Stockholders' equity:
Preferred stock $0.01 par value, 1,000,000 shares authorized;
     none issued and outstanding                                           --               --
Common stock $0.01 par value, 9,000,000 shares authorized;
     2,545,813 issued; and 2,492,451 and 2,282,375 shares              25,458           23,144
     outstanding, respectively
Additional paid in capital                                         10,206,355        7,805,233
Retained earnings substantially restricted                          6,919,442        9,030,255
Unearned employees' stock ownership plan ("ESOP") shares             (626,528)        (652,640)
Treasury stock - 53,362 shares and 32,000 shares respectively        (576,135)        (395,890)
                                                                ------------------------------
    Total stockholders' equity                                     15,948,592       15,810,102
                                                                ------------------------------

    Total liabilities and stockholders' equity                  $ 141,093,302    $ 134,248,011
                                                                ------------------------------

See notes to consolidated financial statements.


                                  FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                     (Unaudited)

                                                                       Three Months Ended        Nine months Ended
                                                                          September 30              September 30
                                                                    -----------------------   -----------------------
                                                                        2005        2004         2005         2004
                                                                    -----------------------   -----------------------
Interest income
   Loans                                                            $1,468,297   $1,402,895   $4,362,002  $ 4,160,153
   Mortgage-backed securities                                          305,800      220,582      877,052      451,394
   Investments                                                         110,345      152,737      326,981      442,796
   Other interest earning assets                                        43,597       33,703      108,413      138,705
                                                                    -----------------------   -----------------------
          Total interest income                                      1,928,039    1,809,917    5,674,448    5,193,048
                                                                    -----------------------   -----------------------

Interest expense on deposits                                           510,144      450,013    1,467,393    1,365,747
Interest expense on FHLB advances                                       48,004           --       73,282           --
                                                                    -----------------------   -----------------------
          Total interest expense                                       558,148      450,013    1,540,675    1,365,747
                                                                    -----------------------   -----------------------

Net interest income                                                  1,369,891    1,359,904    4,133,773    3,827,301
Provision for loan losses                                                8,224           --       19,111           --
                                                                    -----------------------   -----------------------
          Net interest income after provision for loan losses        1,361,667    1,359,904    4,114,662    3,827,301
                                                                    -----------------------   -----------------------

Non-interest income:
   Fees and service charges                                             49,653       55,558      146,177      162,309
   Miscellaneous                                                         1,728        5,214       10,072       18,596
                                                                    -----------------------   -----------------------
          Total non-interest income                                     51,381       60,772      156,249      180,905
                                                                    -----------------------   -----------------------

Non-interest expenses:
   Salaries and employee benefits                                      754,419      717,946    2,282,642    2,149,642
   Net occupancy expense of premises                                   128,809      127,141      380,306      373,269
   Equipment                                                           134,381      133,552      391,980      417,615
   Directors' fees                                                      48,752       47,836      135,890      115,058
   Legal fees                                                            7,942       27,528       38,324       67,058
  Audit and accounting fees                                             24,493       12,804       74,993       67,771
   Advertising                                                           4,941        5,629       18,923       21,206
   Federal insurance premium                                             4,273        4,942       13,476       18,850
   Other insurance premium                                              40,256       46,780      132,122      133,567
   Miscellaneous                                                        94,088      115,884      297,760      328,663
                                                                    -----------------------   -----------------------
        Total non-interest expenses                                  1,242,354    1,240,042    3,766,416    3,692,699
                                                                    -----------------------   -----------------------

Income before income taxes                                             170,694      180,634      504,495      315,507
Income taxes                                                            70,097       70,887      215,134      135,669
                                                                    -----------------------   -----------------------
Net income and comprehensive income                                 $  100,597   $  109,747   $  289,361   $  179,838
                                                                    =======================   =======================

Net income per common share - Basic and diluted                     $     0.04   $     0.05   $     0.12   $     0.08
Weighted average number of shares outstanding - Basic and diluted    2,408,339    2,230,989    2,352,808    2,229,907


See notes to consolidated financial statements.


                        FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOW
                                          (Unaudited)
                                                             Nine months ended September 30
                                                             ------------------------------
                                                                  2005            2004
                                                              ----------------------------
Cash flow from operating activities:
  Net income                                                  $    289,361    $    179,839
  Adjustments to reconcile net income to net cash
  provided by operating
activities:
     Depreciation and amortization of premises and
        equipment                                                   85,149         104,982
     Net amortization of premiums, discount and
        deferred loan fees and cost                               (101,541)        (43,911)
     Provision for loan losses                                      18,280              --
     (Increase) in accrued interest receivable                     (25,636)        (74,997)
     (Increase) decrease in other assets                             4,820         375,862
     Increase in other liabilities                                 426,583          85,321
     ESOP Shares committed to be released                           33,054          36,075
                                                              ----------------------------
        Net cash provided by operating activities                  730,070         663,171
                                                              ----------------------------

Cash flow from investing activities:
     Proceeds from calls and maturities of investment
        securities held to maturity                              1,142,884       5,196,355
     Purchases of investment securities held to maturity                --      (4,000,000)
     Principal repayment on mortgage-backed securities
        held to maturity                                         3,584,744       1,212,273
     Purchases of mortgage-backed securities
        held to                                                 (6,615,917)    (13,098,631)
maturity
     Purchases of loan participation interest                   (2,425,000)       (967,454)
     Net change in loans receivable                              1,117,103      (2,138,116)
     Additions to premises and equipment                          (366,013)        (63,704)
     Purchase of FHLBNY stock                                     (180,800)        (31,000)
                                                              ----------------------------
        Net cash provided by (used in) investing activities     (3,742,999)    (13,890,277)
                                                              ----------------------------

Cash flow from financing activities:
     Net  (decrease) in deposits                                (4,559,494)     (7,759,121)
     Increase in borrowings                                     10,638,935              --
     Increase  in advance payments by borrowers
         for taxes and insurance                                   200,775         327,233
     Cash dividend paid to stockholders                             (3,680)             --
     Purchase of Treasury Stock                                   (180,245)             --
                                                              ----------------------------
        Net cash provided by (used in) financing activities      6,096,291      (7,431,888)
                                                              ----------------------------

Net increase (decrease) in cash and cash equivalents             3,083,362     (20,658,994)
Cash and cash equivalents - beginning                            6,215,474      29,259,705
                                                              ----------------------------

Cash and cash equivalents - ending                            $  9,298,836    $  8,600,711
                                                              ============================
Supplemental disclosure of cash flow information
 Cash paid during the year for:
     Interest                                                 $  1,540,675    $  1,365,745
                                                              ----------------------------

     Income taxes                                             $    215,134    $    135,214
                                                              ----------------------------

See notes to consolidated financial statements

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1.  PRINCIPLES OF CONSOLIDATION
------------------------------------

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

NOTE 2.  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results which may be expected for the entire year.

NOTE 3.  NET INCOME PER COMMON SHARE
------------------------------------

Net income per common share was computed by dividing net income for three and nine months ended September 30, 2005 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP. Diluted net income per common share did not differ from basic net income per common share as there were no contracts or securities exercisable or which could be converted into common stock. Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using treasury stock method.

NOTE 4.  CRITICAL ACCOUNTING POLICIES
-------------------------------------

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

NOTE 5.  STOCK-BASED COMPENSATION PLANS
---------------------------------------

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

                                                    Three months ended    Nine months ended
                                                    ----------------------------------------
                                                    September 30, 2005    September 30, 2005
                                                    ----------------------------------------
Net income as reported                              $          100,597    $          289,361

REMOVE: Total stock-based compensation
       expense, net of income taxes, included in
       net income                                                   --                    --

INCLUDE: Total stock-based compensation
       expense, net of income taxes, that would
       have been included in the determination of
       net income if the fair value method had
       applied to all grants                                   (17,375)              (52,125)
                                                    ----------------------------------------
                Pro forma net income                $           83,222    $          237,236
                                                    ----------------------------------------

Net income per common share, as reported:
     Basic                                          $             0.04    $             0.12
     Diluted                                        $             0.04    $             0.12

Pro forma net income per common share:
     Basic                                          $             0.03    $             0.10
     Diluted                                        $             0.03    $             0.10


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

On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance dates for Statement No. 123 (revised). Under the new rule, the Company is required to adopt Statement No. 123 (revised) in the first annual period beginning after September 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting Statement No. 123 (revised), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under Statement No. 123.

Early application of Statement No. 123 (revised) is encouraged, but not required.

NOTE 6.  RETIREMENT PLANS - COMPONENTS OF  NET PERIODIC PENSION COST
--------------------------------------------------------------------

Periodic pension expense was as follows:


                                                 Three Months Ended         Nine months Ended
                                               ----------------------    ----------------------
                                                     September 30             September 30
                                               ----------------------    ----------------------
                                                  2005         2004         2005         2004
                                               ----------------------    ----------------------
Service Cost                                   $  42,962    $  51,092    $ 128,886    $ 153,276
Interest Cost
                                                  56,549       46,880      169,647      140,640
Expected return on assets                        (43,364)     (36,520)    (130,092)    (109,560)
Amortization of past service cost                 (2,750)      (2,750)      (8,250)      (8,250)
Amortization of unrecognized net (gain) loss
                                                  18,400       15,399       55,200       46,197
                                               ----------------------    ----------------------
     Net periodic benefit cost
                                               $  71,797    $  74,101    $ 215,391    $ 222,303
                                               ----------------------    ----------------------

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

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

SFAS No. 123R was (originally) effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after September 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission ("SEC") amended the compliance dates for SFAS No. 123R. Under the new rule, the Company is required to adopt SFAS No. 123R at the beginning of its next fiscal year. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under FASB Statement No. 123.

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

Comparison of Financial Condition September 30, 2005 and December 31, 2004

The Company's assets increased $6.9 million, or 5.1%, to $141.1 million as of September 30, 2005 from $134.2 million at December 31, 2004. Cash and cash equivalents increased $3.1 million, or 50.0%, to $9.3 million at September 30, 2005 from $6.2 million at December 31, 2004. Mortgage-backed securities increased $3.1 million, or 13.8%, to $25.4 million as of September 30, 2005 from $22.3 million as of December 31, 2004. Loans receivable increased $1.3 million, or 1.5%, to $94.3 million as of September 30, 2005 from $92.9 million as of December 31, 2004. Investment securities decreased $1.1 million, or 12%, to $8.1 million as of September 30, 2005 from $9.2 million as of December 31, 2004.

Total deposits decreased $4.6 million, or 3.9%, to $112.3 million as of September 30, 2005 from $116.9 million as of December 31, 2004.

Total stockholders' equity increased $139,000, or 0.88%. to $15.9 million as of September 30, 2005 from $15.8 million as of December 31, 2004.

As of September 30, 2005, the Association borrowed $10.6 million from the Federal Home Loan Bank of New York and invested the borrowings in loans receivable consisting of residential, commercial, mixed-use properties and mortgage-backed securities. After prepayments and amortizations, mortgage-backed securities resulted in a net increase of $3.1 million. Similarly, due to prepayments and amortizations in loans receivable, the Association recorded a net increase of $1.3 million. Calls and repayments in investment securities resulted in the net decrease of $1.1 million. The inflow of cash from prepayments and amortizations from loans receivable and mortgage-backed securities and calls and repayments in investment securities caused cash and cash equivalents to increase by $3.1 million.

On June 30, 2005, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of September 30, 2005, 2,700 shares were acquired.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and September 30, 2004

         General. Net income decreased $9,000, or 8.2%, to $101,000 for the quarter ended September 30, 2005 from $110,000 for the quarter ended September 30, 2004. The decrease in earnings for the quarter was due to increases of $108,000 in total interest expense, $8,000 in provision for loan losses and $2,000 in non-interest expense and a decrease of $10,000 in non-interest income offset in part by an increase of $118,000 in interest income and a decrease of $1,000 in income taxes.

         Interest Income. Interest income increased $118,000, or 6.5%, to $1.9 million for the quarter ended September 30, 2005 from $1.8 million for the quarter ended September 30, 2004. We attribute the increase in interest income to a higher average yield on interest earning assets. For the three months ended September 30, 2005, the average balance of $131.7 million in interest-earning assets earned an average yield of 5.85% compared to 5.46% on an average balance of $132.6 million for the three months ended September 30, 2004. As long term rates improved, assets were reinvested from investment securities and short-term liquid investments to longer term, higher yielding loans and mortgage-backed securities.

         Interest income on loans increased $65,000, or 4.6%, to $1.5 million for the quarter ended September 30, 2005 from $1.4 million for the same quarter in 2004. The average balance of loans increased $706,000 to $94 million for the quarter ended September 30, 2005 from $93.1 million for the quarter ended September 30, 2004. The average yield on loans increased by 23 basis points to 6.26% for the quarter ended September 30, 2005 from 6.03% for the quarter ended September 30, 2004.

         Interest income on mortgage-backed securities increased $85,000, or 38.4%, to $306,000 for the quarter ended September 30, 2005 from $221,000 for the quarter ended September 30, 2004. The average balance of mortgage-backed securities increased $7.0 million to $23.7 million for the quarter ended September 30, 2005 from $16.7 million for the quarter ended September 30, 2004. As a result of amortizations and prepayments of higher yielding mortgage-backed securities, the average yield decreased by 11 basis points to 5.16% for the quarter ended September 30, 2005 from 5.27% for the same period in 2004.

         Interest income on investment securities decreased $43,000, or 28%, to $110,000 for the quarter ended September 30, 2005 from $153,000 for the quarter ended September 30, 2004. The average balance of investment securities decreased $4.8 million to $9.1 million for the quarter ended September 30, 2005 from $13.9 million for the quarter ended September 30, 2004. As a partial offset, the average yield on investment securities increased by 43 basis points to 4.84% for the quarter ended September 30, 2005 from 4.41% for the quarter ended September 30, 2004. As long term rates improved, inflow of cash from calls and repayments from investment securities were reinvested into longer term, higher yielding loans and mortgage-backed securities.

         Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold, decreased $10,000, or 29.4%, to $44,000 for the quarter ended September 30, 2005 from $34,000 for the quarter ended September 30, 2004. The average yield on other interest earning assets increased by 192 basis points to 3.41% for the quarter ended September 30, 2005 from 1.49% for the quarter ended September 30, 2004. As a partial offset, the average balance of other interest earning assets decreased $3.7 million to $5.2 million for the quarter ended September 30, 2005 from $8.9 million for the quarter ended September 30, 2004. Inflow of cash from other interest earning assets were reinvested into longer term, higher yielding loans and mortgage-backed securities.

         Interest Expense. Total interest expense, comprised of interest expense on deposits and interest expense on FHLB advances, increased $108,000, or 24%, to $558,000 for the quarter ended September 30, 2005 from $450,000 for the quarter ended September 30, 2004. The average cost of interest-bearing liabilities increased by 39 basis points to 1.96% for the quarter ended September 30, 2005 from 1.57% for the quarter ended September 30, 2004. As a partial offset, the average balance of interest-bearing liabilities decreased $400,000 to $114.2 million for the quarter ended September 30, 2005 from $114.6 million for the quarter ended September 30, 2004.

         Interest expense on deposits increased $60,000, or 13.3%, to $510,000 for the quarter ended September 30, 2005 from $450,000 for the quarter ended September 30, 2004. The average cost of interest-bearing deposits increased by 32 basis points to 1.89% for the quarter ended September 30, 2005 from 1.57% for the quarter ended September 30, 2004, reflecting the upward trend of interest rates on deposits. However, the average balance of interest-bearing deposits decreased $6.3 million to $108.3 million for the quarter ended September 30, 2005 from $114.6 million for the quarter ended September 30, 2004.

         Interest expense on FHLB advances was $48,000 for the quarter ended September 30, 2005. The average balance of FHLB advances was $5.9 million with an average cost of 3.24%. There were no FHLB advances for the quarter ended September 30, 2004.

         Net Interest Income. Net interest income increased $10,000, or 0.7%, to $1.37 million for the quarter ended September 30, 2005 from $1.36 million for the same quarter in 2004. Our interest rate spread was 3.90% for the quarter ended September 30, 2005 from 3.89% for the quarter ended September 30, 2004. Our interest margin for the quarter ended September 30, 2005 was 1.15% compared to 1.16% for the quarter ended September 30, 2004.

         Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not record a provision for the three months ended September 30, 2004, but recorded a provision of $8,000 for the three months ended September 30, 2005. The level of the allowance at September 30, 2005 is based on estimates, and the ultimate losses may vary from the estimates.

         Non-Interest Income. Non-interest income decreased $10,000, or 16.4%, to $51,000 for the quarter ended September 30, 2005 from $61,000 for the quarter ended September 30, 2004. We experienced diminished activity in fee generating transactions during the quarter ended September 30, 2005.

         Non-Interest Expense. Non-interest expense increased $2,000, or 0.16%, to $1.2 million for the quarter ended September 30, 2005. The net increase of $2,000 to non-interest expense is primarily attributable to increases to salaries and employee benefits, occupancy expense, equipment expense, directors compensation and audit and accounting fees, partially offset by decreases in legal fees, advertising, federal insurance premium, other insurance premium and miscellaneous expense.

         Income Tax Expense. The provision for income taxes decreased $1,000, or 1.4%, to $70,000 for the quarter ended September 30, 2005 from $71,000 for the same quarter in 2004. The income tax expense is based on the lower level of income before taxes of $171,000 for the quarter ended September 30, 2005 compared to $181,000 for the quarter ended September 30, 2004.

Comparison of Operating Results for the Nine months Ended September 30, 2005 and September 30, 2004

         General. Net income increased $109,000, or 61%, to $289,000 for nine months ended September 30, 2005 from $180,000 for nine months ended September 30, 2004. The increase was primarily due to an increase of $481,000 in interest income offset by increases of $175,000 in total interest expense, $19,000 in provision for loan losses, $73,000 in non-interest expense and $80,000 in income taxes and a decrease of $25,000 in non-interest income.

         Interest Income. Interest income increased $481,000, or 9.3%, to $5.7 million for nine months ended September 30, 2005 from $5.2 million for nine months ended September 30, 2004. The average yield on interest-earning assets increased by 63 basis points to 5.77% for nine months ended September 30, 2005 from 5.14% for the same period in 2004. As a partial offset, the average balance of interest-earning assets decreased $3.6 million to $131.1 million for nine months ended September 30, 2005 from $134.7 million for nine months ended September 30, 2004.

         Interest income on loans increased $202,000, or 4.9%, to $4.4 million for nine months ended September 30, 2005 from $4.2 million for nine months ended September 30, 2004. The average balance of loans increased $3.4 million to $94.3 million for nine months ended September 30, 2005 from $90.8 million for nine months ended September 30, 2004. The average yield on loans increased by 6 basis points to 6.17% for nine months ended September 30, 2005 from 6.11% for nine months ended September 30, 2004.

         Interest income on mortgage-backed securities increased $426,000, or 94.5%, to $877,000 for nine months ended September 30, 2005 from $451,000 for nine months ended September 30, 2004. The average balance of mortgage-backed securities increased $10.2 million to $22.1 million for nine months ended September 30, 2005 from $11.8 million for nine months ended September 30, 2004. The average yield on mortgage-backed securities increased by 21 basis points to 5.30% from 5.09% during the comparative periods.

         Interest income on investment securities decreased $116,000, or 26.2%, to $327,000 for nine months ended September 30, 2005 from $443,000 for nine months ended September 30, 2004. The average balance of investment securities decreased $4.4 million to $9.5 million for nine months ended September 30, 2005 from $13.9 million for the same period in 2004. As a partial offset, the average yield increased by 35 basis points to 4.60% for nine months ended September 30, 2005 from 4.25% for nine months ended September 30, 2004.

         Interest income on other interest-earning assets, consisting primarily of interest-earning deposits and federal funds sold, decreased $31,000, or 22.3%, to $108,000 for nine months ended September 30, 2005 from $139,000 for nine months ended September 30, 2004. The average balance of other interest-earning assets decreased $12.8 million to $5.3 million for nine months ended September 30, 2005 from $18.1 million for the comparable period in 2004. As a partial offset, the average yield increased by 170 basis points to 2.72% for nine months ended September 30, 2005 from 1.02% for nine months ended September 30, 2004.

         Interest Expense. Total interest expense, comprised of interest expense on deposits and interest expense on FHLB advances, increased $174,000, or 12.7%, to $1.5 million for nine months ended September 30, 2005 from $1.4 million for nine months ended September 30, 2004. The average cost of interest-bearing liabilities increased by 26 basis points to 1.82% for nine months ended September 30, 2005 from 1.56% for the same period in 2004. As a partial offset, the average balance of interest-bearing liabilities decreased $4.0 million to $113.1 million for nine months ended September 30, 2005 from $117.1 million for nine months ended September 30, 2004.

         Interest expense on deposits increased $101,000, or 7.4%, to $1.5 million for nine months ended September 30, 2005 from $1.4 million for nine months ended September 30, 2004. The average cost of interest-bearing deposits increased by 21 basis points to 1.77% from 1.56% during the comparative periods. However, the average balance of interest-bearing deposits decreased $6.7 million to $110.3 million for nine months ended September 30, 2005 from $117.1 million for the nine months ended September 30, 2004.

         Interest expense on FHLB advances was $73,000 for the nine months ended September 30, 2005. The average balance of FHLB advances was $2.8 million with an average cost of 3.51%. There were no FHLB advances for the nine months ended September 30, 2004.

         Net Interest Income. Net interest income increased $307,000, or 8.0%, to $4.1 million for the nine months ended September 30, 2005 from $3.8 million for the nine months ended September 30, 2004. Our interest rate spread increased by 37 basis points to 3.96% for the nine months ended September 30, 2005 from 3.59% for the nine months ended September 30, 2004. Our interest margin increased by 41 basis points to 4.20% for nine months ended September 30, 2005 from 3.79% for the nine months ended September 30, 2004.

         Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not record a provision for the nine months ended September 30, 2004, but recorded a provision of $19,000 for the nine months ended September 30, 2005. The level of the allowance at September 30, 2005 is based on estimates, and the ultimate losses may vary from the estimates.

         Non-Interest Income. Non-interest income decreased by $25,000, or 13.8%, to $156,000 for the nine months ended September 30, 2005 from $181,000 for the nine months ended September 30, 2004. The decline was caused by decreases of $16,000 in fees and service charges and $9,000 in miscellaneous fees. We experienced diminished activity in fee-generating transactions during the nine months ended September 30, 2005.

         Non-Interest Expense. Non-interest expense increased $73,000, or 2.0%, to $3.8 million for the nine months ended September 30, 2005 from $3.7 million for the same period in 2004. The increase in non-interest expense is attributable to increases in salaries and employee benefits, occupancy expense, directors' compensation and audit and accounting fees, partially offset by decreases in equipment expense, legal fees, advertising, federal insurance premium, other insurance premium and miscellaneous expense.

         Income Tax Expense. The provision for income taxes increased $79,000 to $215,000 for the nine months ended September 30, 2005 from $136,000 for the nine months ended September 30, 2004. The increase in income tax expense reflects an increase in income before taxes to $504,000 for the nine months ended September 30, 2005 from $316,000 for nine months ended September 30, 2004.

Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the "OTS") regulations sufficient to ensure the Association's safe and sound operation. The Association's liquidity averaged 5.40% during the month of September 2005. The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities. Net loans totaled $94.3 million and $92.9 million at September 30, 2005 and December 31, 2004, respectively. Mortgage-backed and investment securities held to maturity totaled $33.5 million and $31.5 million at September 30, 2005 and December 31, 2004, respectively. In addition to funding new loans and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, maturities of investment securities and advances from FHLB.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York ("FHLB") which provide an additional source of funds. At September 30, 2005, our FHLB borrowings totaled $10.6 million.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations. At September 30, 2005, the Association had outstanding commitments to originate or purchase loans of $14.7 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2005, totaled $34.0 million. In addition, as of September 30, 2005, the Association had a commitment to purchase the building of its Bensonhurst branch for $1.7 million. The transaction is expected to close during the fourth quarter of 2005. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Association.

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

The following table sets forth the Association's capital position at September 30,2005, as compared to the minimum regulatory capital requirements:


                                                             Minimal Capital      Under Prompt corrective
                                       Actual                  Requirements          Actions Prospective
                               --------------------------------------------------------------------------
                                Amount         Ratio       Amount        Ratio       Amount         Ratio
                                ------         -----       ------        -----       ------         -----
                                                         (Dollars in Thousands)
Total Capital                  $15,127         23.6%      $ 5,138          8.0%      $ 6,422         10.0%
(to risk-weighted assets

Tier Capital                    14,966         23.3%           --           --         3,853          6.0%
(to risk-weighted assets

Core(Tier 1) Capital            15,050         10.7%        5,645          4.0%        7,056          5.0%
(to adjusted total assets

Tangible Capital                15,050         10.7%        2,117          1.5%           --           --
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

Net Portfolio Value

         The Association's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association's quarterly Thrift Financial Reports. The following table sets forth the Association's NPV as of June 30, 2005, the most recent date the Association's NPV was calculated by the OTS.

                                                          Net Portfolio Value as a
                                                          Percentage of Present Value of
                   Net Portfolio Value                    Assets
Change in          --------------------------------       ------------------------------
Interest Rates     Estimated  Amount of  Percent of                   Change in Basis
(basis points)     NPV        Change     Change           NPV Ratio   Points
----------------   ---------  ---------  ----------       ----------  ------------------
                   (Dollars in Thousands)
+300               $ 13,473   $ (9,009)   (40%)             10.17%    -542 basis points
+200                 16,601     (5,882)   (26%)             12.16%    -343 basis points
+100                 19,746     (2,736)   (12%)             14.05%    -154 basis points
    0                22,482         --      --              15.59%             --
-100                 23,487       1,004     4%              16.06%    + 47 basis points


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

There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the September 30, 2005 internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

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

         None

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



                              FLATBUSH FEDERAL BANCORP, INC.


Date: November 14, 2005   By: /s/ Anthony J. Monteverdi
      -----------------       -------------------------------------------------
                              Anthony J. Monteverdi
                              Chairman, President and
                              Chief Executive Officer



Date: November 14, 2005    By: /s/ John S. Lotardo
      -----------------        ------------------------------------------------
                               John S. Lotardo
                               Senior Vice President and Chief Financial Officer