Form 10-K
period 2005-12-31
FLATBUSH FEDERAL BANCORP INC
filed 2006-03-31
CIK 1243496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended December 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ______________

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

      Check  whether  the issuer is not  required  to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act |_|

      Check  whether  the  issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

State issuer's revenues for its most recent fiscal year............$7,919,437

      As of March 30, 2006, there were 2,800,010 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on March 30, 2006 ($8.50) was $9,547,918.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.    Proxy Statement for the 2006 Annual Meeting of Stockholders (Part III).

2. Annual Report to Shareholders for the fiscal year ended December 31, 2005 (Part II ).

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

Flatbush Federal Bancorp, Inc.

      Flatbush Federal Bancorp, Inc. is a federal corporation which was organized in 2003 as part of the mutual holding company reorganization of Flatbush Federal Savings & Loan Association. Our principal asset is our investment in Flatbush Federal Savings & Loan Association. We are a majority owned subsidiary of Flatbush Federal Bancorp, MHC, a federally chartered mutual holding company. In connection with the reorganization, we sold 1,087,756 shares of our common stock and issued 1,226,619 shares to our mutual holding company parent. The net proceeds from our stock offering totaled $7.1 million. At December 31, 2005, Flatbush Federal Bancorp, Inc. had consolidated assets of $144.0 million, deposits of $109.2 million and shareholders' equity of $16.0 million. Our executive office is located at 2146 Nostrand Avenue, Brooklyn, New York 11210 and our telephone number is (718) 859-6800.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. The New York City area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of December 31, 2005, our market share of deposits represented less than one half of one percent of deposits in Kings County.

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

Lending Activities

      Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. Historically, we retained all loans that we originated. However, beginning in 2002 we sold a limited number of our one- to four-family loans, on a servicing retained basis, to the Federal Home Loan Bank of New York. Loan sales totaled $0 for the year ended December 31, 2005. One- to four-family residential real estate mortgage loans represented $79.5 million, or 75.78%, of our loan portfolio at December 31, 2005. We also offer commercial real estate loans and construction loans secured by single family properties. Commercial real estate loans totaled $7.6 million, or 7.24% of the total loan portfolio at December 31, 2005. Construction loans totaled $16.1 million, or 15.30% of the total loan portfolio at December 31, 2005. Multi-family real estate loans totaled $1.0 million, or .94%, of the total loan portfolio at December 31, 2005. On a limited basis, we originate loans that are not secured by real estate.

      Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of loans in process, the allowance for loan losses and net deferred fees.

                                                                         At December 31,
                                                    -----------------------------------------------------
                                                              2005                        2004
                                                    -----------------------        ----------------------
                                                     Amount         Percent         Amount       Percent
                                                    --------       --------        -------       --------
                                                                  (Dollars in Thousands)
Real Estate Loans:
------------------
   One- to four-family ......................       $ 79,488          75.78%       $80,738          85.53%
   Multi-family .............................            984           0.94          1,182           1.25
   Commercial ...............................          7,594           7.24          3,475           3.68
   Construction .............................         16,055          15.30          7,877           8.34
                                                    --------       --------        -------       --------
      Total real estate loans ...............        104,121          99.26         93,272          98.80
                                                    --------       --------        -------       --------

Other Loans:
------------
    Small Business Administration ...........            491            .47            946           1.00
    Consumer loans:
    Passbook or certificate .................             53            .05            100           0.12
    Home equity .............................            178            .17             31           0.03
    Student education .......................              1             --              2             --
    Secured credit cards ....................             53            .05             51           0.05
                                                    --------       --------        -------       --------
      Total other loans .....................            776            .74          1,130           1.20
                                                    --------       --------        -------       --------
        Total loans .........................        104,897         100.00%        94,402         100.00%
                                                    --------       ========        -------       ========

Less:
-----
   Loans in process .........................          7,794                           906
   Allowance for loan losses ................            193                           176
   Deferred loan fees (costs) ...............            319                           396
                                                    --------                       -------
                                                       8,306                         1,478
                                                    --------                       -------
      Total loans receivable, net ...........       $ 96,591                       $92,924
                                                    ========                       =======

      Maturity of Loan Portfolio. The following table shows the remaining contractual maturity of our loans at December 31, 2005. The table does not include the effect of possible prepayments or due on sale clause payments.

                                                                       At December 31, 2005
                                       ------------------------------------------------------------------------------
                                       One- to Four-                   Commercial                      Small Business
                                           Family      Multi-Family    Real Estate    Construction     Administration
                                       -------------   ------------    -----------    ------------     --------------
                                                                          (In Thousands)
One year or less ......................   $     9         $   --         $1,500         $13,005            $    37
                                          -------         ------         ------         -------            -------

After one year:
More than 1 to 3 years ................       378             --          1,586           3,050                102
More than 3 to 5 years ................       584            211            827              --                211
More than 5 to 10 years ...............     5,375            162          1,324              --                141
More than 10 to 20 years ..............    39,083            611          2,357              --                 --
More than 20 years ....................    34,059             --             --              --                 --
                                          -------                                                          -------
   Total due after one year ...........    79,479            984          6,094           3,050                454
                                          -------         ------         ------         -------            -------

     Total loans ......................   $79,488            984          7,594         $16,055            $   491
                                          =======         ======         ======         =======            =======

Less:
Loans in process ......................                                                   7,794
                                                                                        =======
Allowance for loan loses ..............        80              2             19              54                 35
                                          =======         ======         ======         =======            =======
Deferred loan fees (costs) ............       275              7             28              11
                                          =======         ======         ======         =======

     Total loans receivable, net ......

                                                                           At December 31, 2005
                                                   ------------------------------------------------------------------
                                                   Passbook or                    Student
                                                   Certificate   Home Equity     Education    Credit Cards     TOTAL
                                                   -----------   -----------     ---------    ------------   --------
                                                                              (In Thousands)
One year or less ......................              $    --      $     4         $            $    53      $ 14,608
                                                     -------      -------         -------      -------      --------

After one year:
More than 1 to 3 years ................                   17           12               1           --         5,146
More than 3 to 5 years ................                    5           --              --           --         1,838
More than 5 to 10 years ...............                   31          162              --           --         7,195
More than 10 to 20 years ..............                   --           --              --           --        42,051
More than 20 years ....................                   --           --              --           --        34,059
                                                     -------      -------         -------      -------      --------
   Total due after one year ...........                   53          174               1                     90,289
                                                     -------      -------         -------      -------      --------

     Total loans ......................              $    53      $   178         $     1      $    53      $104,897
                                                     =======      =======         =======      =======      ========

Less:
Loans in process ......................                                                                     $  7,794
Allowance for loan loses ..............                                                 1            2           193
                                                                                  =======      =======
Deferred loan fees (costs) ............                                (2)                                       319
                                                                  =======                                   --------

     Total loans receivable, net ......                                                                     $ 96,591
                                                                                                            ========

      The total amount of loans due after December 31, 2006 that have fixed interest rates is $72.7 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $6.7 million.

      One- to Four-Family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in Brooklyn, Queens and Long Island, New York. At December 31, 2005, approximately $79.5 million, or 75.78% of our loan portfolio, consisted of one- to-four family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 95% for loans secured by single family homes and 90% for loans secured by two-to four-family properties. Fixed-rate loans are originated for terms of 15 and 30 years. At December 31, 2005, our largest loan secured by one- to four-family real estate had a principal balance of $689,000 and was secured by a four-family residence. This loan was performing in accordance with its terms.

      We also offer adjustable-rate mortgage loans with a one, two and three year adjustment periods based on changes in a designated United States Treasury index. During the year ended December 31, 2005, we originated five adjustable rate mortgages totaling $2.0 million. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

      Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2005, $6.7 million, or 8.43% of our one- to four-family residential loans had adjustable rates of interest.

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

      Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled approximately $984,000, or 0.94%, of the total loan portfolio at December 31, 2005. Multi-family real estate loans generally are secured by rental properties (including walk-up apartments). Substantially all multi-family real estate loans are secured by properties located within our lending area. At December 31, 2005, we had 6 multi-family loans with an average principal balance of $164,000, and the largest multi-family real estate loan had a principal balance of $353,000. All of our loans secured by multi-family real estate loans are performing in accordance with their terms. Multi-family real estate loans generally are offered with adjustable interest rates that adjust after one or three years. Multi-family loans are originated for terms of up to 15 years. Multi-family real estate loans adjustments are tied to the prime rate as reported in The Wall Street Journal.

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

      Commercial Real Estate Loans. At December 31, 2005, $7.6 million, or 7.24% of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed use properties and other commercial properties. We generally originate adjustable rate commercial real estate loans with maximum terms of up to 15 years. The maximum loan-to-value ratio of commercial real estate loans is 70%. At December 31, 2005, we had 24 commercial real estate loans with an average outstanding balance of $316,000. At December 31, 2005, our largest loan secured by commercial real estate consisted of a $1.6 million participation in a $4.0 million loan secured by non-residential property. At December 31, 2005 this loan was performing in accordance with its terms. At December 31, 2005 all of our loans secured by commercial real estate were performing in accordance with their terms.

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

      Construction Loans. At December 31, 2005, $16.1 million, or 15.30% of our total loan portfolio consisted of construction loans. Our construction loans are originated by a mortgage brokerage company or another financial institution, which makes the initial contact with the potential borrower and forwards to us a completed loan application which we review to determine whether the applicant satisfies our underwriting criteria. If we accept the loan, the loan is closed in the name of the mortgage broker who simultaneously assigns the mortgage to us. We then fund the construction loan in accordance with its terms. We currently offer adjustable- rate residential construction loans for the construction of owner-occupied, single-family residences. These loans generally are offered to borrowers who have a contract for construction of a single family residence on property they own at the time of the loan origination. Construction loans are occasionally structured to become permanent mortgage loans once the construction is completed; however, in all instances permanent financing must be in place at the time the construction loan is originated. We also participate in construction loans with adjustable rates for the construction of multifamily real estate. At December 31, 2005, our largest construction loan was $1.8 million participation of which $1.1 million was advanced. The loan was performing in accordance with its terms. Construction loans do not have a set term, but are generally repaid within eighteen months. These loans have interest rates that adjust monthly. Construction loans require the payment of interest only during the construction period. Construction loans will generally be made in amounts of up to 75% of the appraisal value of the property, or the actual cost of the improvements. Funds are disbursed in accordance with a schedule reflecting the completion of portions of the project. At December 31, 2005 our construction loans are secured by properties located on Long Island and Brooklyn.

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

      Other Loans. We offer a variety of loans secured by property other than real estate. These loans include loans guaranteed by the Small Business Administration, loans secured by deposits, home equity loans, student education loans and credit cards secured by deposit accounts. At December 31, 2005, these other loans totaled $776,000, or 0.74% of the total loan portfolio.

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

      The following table shows our loan origination purchases, sales and repayment activities for the periods indicated.

                                                                      Years Ended December 31,
                                                                   ------------------------------
                                                                      2005                2004
                                                                   ----------          ----------
                                                                           (In Thousands)
Beginning of period ......................................         $   92,924          $   90,571
                                                                   ----------          ----------

Originations by Type:
---------------------
   Real estate:
      One- to four-family ................................             16,257              14,848
      Multi-family .......................................                377                  --
      Commercial .........................................              1,280               1,943
      Construction .......................................              1,401               2,808
  Other loans:
      Small Business Administration ......................                 94                 204
      Passbook or certificate ............................                 33                  60
      Home equity ........................................                166                  --
      Student education ..................................                 --                  --
      Secured credit cards ...............................                164                 122
                                                                   ----------          ----------
        Total originations ...............................             19,772              19,985
                                                                   ----------          ----------

Purchases:
----------
   Real estate:
      Commercial .........................................              3,925                  --
      Construction .......................................              2,939               1,858
                                                                   ----------          ----------
        Total purchases ..................................              6,864               1,858

Sales and Repayments:
---------------------
   Real estate:
      One- to four-family ................................                 --                  --
                                                                   ----------          ----------
        Total sales ......................................                 --                  --
                                                                   ----------          ----------
      Principal repayments ...............................             22,952              21,777
                                                                   ----------          ----------
        Total reductions .................................             22,952              21,777
                                                                   ----------          ----------
      Increase (decrease) in other items, net ............                (17)                (67)
                                                                   ----------          ----------
      Net increase (decrease) ............................              3,667               2,354
                                                                   ----------          ----------
      Ending balance .....................................         $   96,591          $   92,924
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

      Non-performing Loans. At December 31, 2005, $200,000 or 0.21% of our total loans were non-performing loans.

      Non-performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets. During the periods presented, we did not have any troubled debt restructurings within the meaning of SFAS No. 15.

                                                             At December 31,
                                                           ------------------
                                                            2005         2004
                                                           ------      ------
                                                         (Dollars in Thousands)
Non-accruing loans:
   One- to four-family ...............................     $   --      $   --
   Small Business Administration .....................        193         117
   Student education .................................         --          --
   Secured credit cards ..............................         --          --
                                                                       ------
      Total ..........................................        193         117
                                                           ------      ------

Accruing loans delinquent 90 days or more:
   One- to four-family ...............................          6          --
   Multi-family ......................................         --          --
   Secured credit cards ..............................         --          --
   Student education .................................          1          --
                                                           ------      ------
      Total ..........................................          7          --
                                                           ------      ------

Total non-performing loans ...........................     $  200      $  117
                                                           ======      ======
Total as a percentage of total assets ................       0.14%       0.09%
                                                           ======      ======
Total as a percent of total loans ....................       0.21%       0.13%
                                                           ======      ======

      For the year ended December 31, 2005, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $12,000. Interest income recognized on such loans for the year ended December 31, 2005 was $214.

      Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

                                                       At December 31, 2005                           At December 31, 2004
                                          --------------------------------------------    -----------------------------------------
                                                60-89 Days           90 Days or More           60-89 Days         90 Days or More
                                          --------------------    --------------------    -------------------  --------------------
                                                      Principal              Principal              Principal             Principal
                                           Number      Balance     Number     Balance      Number    Balance    Number     Balance
                                          of Loans    of Loans    of Loans    of Loans    of Loans   of Loans  of Loans    of Loans
                                          --------    --------    --------    --------    --------   --------  --------    --------
                                                                            (Dollars in Thousands)
Real Estate loans:
------------------
One-to-four- family ...................          2      $   58           2     $    6          --     $   --          1     $   13
Multi-family ..........................         --          --          --         --          --         --         --         --
Commercial real estate ................         --          --          --         --          --         --         --         --
Construction ..........................         --          --           1        345          --         --          2        295
                                            ------      ------      ------     ------      ------     ------     ------     ------
   Total ..............................          2          58           3        351          --         --          3        308
                                            ------      ------      ------     ------      ------     ------     ------     ------

Other loans:
------------
Small Business Administration .........         --          --           5        193          --         --          3        117
Passbook or certificate ...............         --          --          --         --          --         --         --         --
Home equity ...........................         --          --          --         --          --         --         --         --
Student education .....................         --          --           1          1          --         --          1          2
Secured credit cards ..................          1           1          --         --          --         --          2          1
                                            ------      ------      ------     ------      ------     ------     ------     ------
     Total other loans ................          1           1           6        194          --         --          6        120
                                            ------      ------      ------     ------      ------     ------     ------     ------
        Total delinquent loans ........          3      $   59           9     $  545          --     $   --          9     $  428
                                            ======      ======      ======     ======      ======     ======     ======     ======

Delinquent loans to total loans .......                   0.06%                  0.56%                    --%                 0.46%
                                                                               ======                                       ======

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

      On the basis of management's review of its assets, at December 31, 2005 we had classified $1,000 in student loans as doubtful and $199,000 of our assets, consisting of residential loans and SBA Loans, were classified as special mention.

      The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

      Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management's judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of December 31, 2005 is maintained at a level that represents management's best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

      In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OTS may require that we recognize additions to the allowance based on its evaluation of information available to it at the time of the examination.

      Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods presented.

                                                                                      Years Ended December 31,
                                                                                      ------------------------
                                                                                        2005            2004
                                                                                      --------        --------
                                                                                        (Dollars In Thousands)
Balance at beginning of period ................................................       $    176        $    180

Charge-offs:
   Small Business Administration ..............................................             --               6
   Student education ..........................................................             --              --
   Secured credit cards .......................................................              3              --
                                                                                      --------        --------
      Total charge-offs .......................................................              3               6
                                                                                      --------        --------

Recoveries:
   Secured Credit Cards .......................................................             --               1
                                                                                      --------        --------
      Total recoveries ........................................................             --               1
                                                                                      --------        --------

Net charge-offs ...............................................................              3               5
Additions charged to operations ...............................................             20               1
                                                                                      --------        --------
Ending balance ................................................................       $    193        $    176
                                                                                      ========        ========

Ratio of non-performing assets to total assets at the end of
   period .....................................................................           0.14%           0.09%
                                                                                      ========        ========

Ratio of net charge-offs during the period to loans
   outstanding during the period ..............................................          0.003%          0.005%
                                                                                      ========        ========

Ratio of allowance for loan losses to loans outstanding .......................           0.20%           0.19%
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

                                                                            At December 31,
                                            ---------------------------------------------------------------------------
                                                           2005                                    2004
                                            -----------------------------------     -----------------------------------
                                                                        Percent                                Percent
                                                                       of Loans                                of Loans
                                                           Loan        in Each                     Loan        in Each
                                            Amount of     Amounts      Category     Amount of    Amounts       Category
                                            Loan Loss       by         to Total     Loan Loss       by         to Total
                                            Allowance    Category       Loans       Allowance    Category       Loans
                                            ---------    --------      --------     ---------    --------      --------
                                                                         (Dollars in Thousands)
One- to four-family ....................     $     80     $ 79,488        75.78%     $     81    $ 80,738        85.53%
Multi-family ...........................            2          984         0.94             3       1,182         1.25
Commercial .............................           19        7,594         7.24             9       3,475         3.68
Construction ...........................           54       16,055        15.30            45       7,877         8.34
Small Business Administration ..........           35          491         0.47            21         946         1.00
Passbook or certificate ................           --           53         0.05            --         100         0.12
Home equity ............................           --          178         0.17             1          31         0.03
Student education ......................            1            1         0.00             1           2           --
Secured credit cards ...................            2           53         0.05             2          51         0.05
Unallocated ............................           --           --           --            13          --           --
                                             --------     --------     --------      --------    --------     --------
    Total ..............................     $    193     $104,897       100.00%     $    176    $ 94,402       100.00%
                                             ========     ========     ========      ========    ========     ========

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

Investments

      Investments and Mortgage-Backed Securities. Our investment portfolio at December 31, 2005 consisted of $7.8 million in United States Government and agency securities, all of which are classified as held to maturity, $978,000 in Federal Home Loan Bank of New York stock and $2.5 million in other interest earning assets, consisting of deposits at other financial institutions and federal funds sold. Our investment policy objectives are to maintain liquidity within the guidelines established by the board of directors.

      The following table sets forth the carrying value of our investment portfolio at the dates indicated. Our Federal Home Loan Bank stock has no stated maturity, and our interest-bearing deposits with other institutions are payable on demand.

                                                                             At December 31,
                                                          ----------------------------------------------------
                                                                    2005                         2004
                                                          -----------------------      -----------------------
                                                           Carrying                    Carrying
                                                            Value      % of Total        Value      % of Total
                                                          ---------    ----------      ---------    ----------
                                                                         (Dollars in Thousands)
Investment securities held to maturity (1):
   United States Government securities ..............     $      --           --%      $      --            --%
   Federal agency obligations .......................         7,809         69.47          9,187         62.03
                                                          ---------     ---------      ---------     ---------
      Total investment securities ...................         7,809         69.47          9,187         62.03
                                                          ---------     ---------      ---------     ---------

FHLB stock ..........................................           978          8.70            858          5.79
                                                          ---------     ---------      ---------     ---------
      Total investment securities and FHLB
        stock .......................................     $   8,787         78.17%     $  10,045         67.82%
                                                          ---------     ---------      ---------     ---------

Other interest-earning assets:
   Interest-earning deposits ........................     $   2,104         18.72      $   2,367         15.98
   Federal funds sold ...............................           350          3.11          2,400         16.20
                                                          ---------     ---------      ---------     ---------
      Total interest-earning assets .................     $   2,454         21.83%     $   4,767         32.18%
                                                          ---------     ---------      ---------     ---------

      Total .........................................     $  11,241        100.00%     $  14,812        100.00%
                                                          =========     =========      =========     =========

----------
(1)   Securities classified as held to maturity are reported at amortized cost.

      The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

                                                                              At December 31,
                                                         -------------------------------------------------------
                                                                    2005                          2004
                                                         -------------------------      ------------------------
                                                         Carrying          % of         Carrying         % of
                                                           Value          Total           Value          Total
                                                         ---------      ---------       ---------      ---------
                                                                     (Dollars in Thousands)
Mortgage-backed securities held to maturity (1):
   Ginnie Mae .....................................      $   3,878          15.13%      $   5,013          22.48%
   Fannie Mae .....................................         16,972          66.21          13,913          62.39
   Freddie Mac ....................................          4,783          18.66           3,374          15.13
                                                         ---------      ---------       ---------      ---------
         Total: ...................................      $  25,633         100.00%      $  22,300         100.00%
                                                         =========      =========       =========      =========

----------
(1) Mortgage-backed securities classified as held to maturity are reported at amortized cost.

      We also invest in mortgage-backed securities, which are classified as held to maturity. At December 31, 2005, our mortgage-backed securities portfolio totaled $25.6 million, or 17.81% of total assets, and consisted of $24.8 million in fixed-rate mortgage-backed securities guaranteed by Ginnie Mae or Fannie Mae or Freddie Mac, and $879,000 in adjustable rate mortgage-backed securities guaranteed by Ginnie Mae or Fannie Mae or Freddie Mac.

      The composition and maturities of the investment and mortgage backed securities portfolio as of December 31, 2005, excluding Federal Home Loan Bank of New York stock, are indicated in the following table.

                                                             Due
                       ------------------------------------------------------------------------------
                             Less Than           1 to 5              5 to 10              Over
                              1 Year              Years               Years             10 Years        Total Investment Securities
                       ------------------  ------------------  ------------------- ------------------   ---------------------------
                                 Weighted            Weighted             Weighted           Weighted             Weighted
                       Carrying   Average  Carrying  Average   Carrying   Average  Carrying   Average   Carrying   Average   Market
                         Value     Yield    Value     Yield     Value      Yield     Value     Yield      Value     Yield    Value
                       --------  --------  --------  --------  --------   -------- --------  --------   --------  --------   ------
                                                                       (Dollars In Thousands)
Federal agency
 obligations .......    $    --      %     $ 1,320     4.43%    $ 2,493     3.60%   $ 3,996    5.73%    $ 7,809     4.83%   $ 7,692
Mortgage-backed
 securities ........         --              1,083     4.32         456     4.12     24,094    5.13      25,633     5.08     25,328
                        -------            -------              -------             -------             -------             -------

Total investment
 securities ........    $    --            $ 2,403              $ 2,949             $28,090             $33,442             $33,020
                        =======            =======              =======             =======             =======             =======

      The following table shows mortgage-backed and repayment activities of Flatbush Federal for the periods indicated. Flatbush Federal did not sell any mortgage-backed and related securities during the periods indicated.

                                                       Years Ended December 31,
                                                      -------------------------
                                                        2005             2004
                                                      ---------       ---------
                                                            (In Thousands)
Purchases:
   Adjustable-rate .............................      $     181       $     809
   Fixed-rate ..................................          8,580          18,220
                                                      ---------       ---------
      Total purchases ..........................          8,761          19,029

Principal repayments ...........................          5,539           2,300
Other items, net ...............................           (111)            (50)
                                                      ---------       ---------
      Net increase (decrease) ..................      $   3,333       $  16,779
                                                      =========       =========

Sources of Funds

      General. Deposits have traditionally been the primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the Federal Home Loan Bank of New York may be used in the short-term to compensate for reductions in deposits and to fund loan growth.

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

      The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, management believes the deposits in Flatbush Federal are relatively stable. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits have been and will continue to be significantly affected by market conditions. At December 31, 2005, $59.4 million, or 54.37% of our deposit accounts were certificates of deposit, of which $33.2 million have maturities of one year or less.

      Deposit Accounts. The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

                                                                     At December 31,
                                           --------------------------------------------------------------
                                                       2005                              2004
                                           ----------------------------     -----------------------------
                                             Weighted                         Weighted
                                           Average Rate        Amount       Average Rate          Amount
                                           ------------      ----------     ------------       ----------
                                                                 (Dollars in Thousands)
Demand deposits:
   Non-interest-bearing ...............          --%         $    4,522             --%        $    4,746
   NOW ................................        0.30                 584           0.30                438
                                                             ----------                        ----------
                                                                  5,106                             5,184

Passbook and club accounts ............        0.35              44,729           0.31             48,863
Certificates of deposit ...............        3.28              59,383           2.54             62,810
                                                             ----------                        ----------
   Total ..............................        1.92%         $  109,218           1.50%        $  116,857
                                                             ==========                        ==========

      Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

                                                                             Years Ended December 31,
                                                                        ----------------------------------
                                                                            2005                   2004
                                                                        -----------            -----------
                                                                               (Dollars In Thousands)
Beginning of period ..........................................          $   116,857            $   126,032
Net withdrawals ..............................................               (9,627)               (10,991)
Interest credited on deposit accounts ........................                1,988                  1,816
                                                                        -----------            -----------
   Ending balance ............................................          $   109,218            $   116,857
                                                                        ===========            ===========
Net decrease .................................................               (7,639)                (9,175)
Percent decrease .............................................                (6.54)%                (7.28)%

      Large Certificates of Deposits. The following table indicates the amount of Certificates of Deposit as of December 31, 2005, by time remaining until maturity.

                                                               Over three
                                             Three months or  months to six     Over six months     Over twelve
                                                   less           months       to twelve months        months           Total
                                             ---------------  -------------    ----------------     ------------     -----------
                                                                                (In Thousands)
Certificates of deposit:
   Less than $100,000 ....................     $    10,787     $     8,835        $     7,790        $    19,005     $    46,417
   $100,000 or more ......................           2,330           1,512              1,897              7,227          12,966
                                               -----------     -----------        -----------        -----------     -----------
      Total ..............................     $    13,117     $    10,347        $     9,687        $    26,232     $    59,383
                                               ===========     ===========        ===========        ===========     ===========

      Time Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2005.

     Quarter Ending     1.00% to 2.00%  2.01% to 3.00%  3.01 % to 4.00%  4.01% to 5.00%    5.01% to 6.00%  6.01% to 7.00%    TOTAL
----------------------  --------------  --------------  ---------------  --------------    --------------  --------------  --------
                                                                   (Dollars In Thousands)
March 31, 2006 .......          5,474           6,223              651               4               765               0     13,117
June 30, 2006 ........          3,916           4,005            2,208              37               181               0     10,347
September 30, 2006 ...            576           2,687              377             120               325               0      4,085
December 31, 2006 ....             41           3,649            1,462             101               349               0      5,602
March 31, 2007 .......              2           1,465              248              32               492               0      2,239
June 30, 2007 ........              4             732              758             110                51               0      1,655
September 30, 2007 ...              2             227              884           4,752             2,369               0      8,234
December 31, 2007 ....              1             172              479           2,335                18               0      3,005

Thereafter ...........             22             407            3,662           3,766             3,242               0     11,099
                         ------------    ------------     ------------    ------------      ------------    ------------   --------

    Total ............   $     10,038    $     19,567     $     10,729    $     11,257      $      7,792    $          0   $ 59,383
                         ============    ============     ============    ============      ============    ============   ========

Percentage of total ..          16.90%          32.95%           18.07%          18.96%            13.12%           0.00%    100.00%

      Borrowings. We may obtain advances from the Federal Home Loan Bank of New York upon the security of the common stock we own in the Federal Home Loan Bank and our qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. All borrowings consisted solely of fixed interest rate advances from Federal Home Loan Bank of New York. As of December 31, 2005 the outstanding amount of these advances totaled $17.0 million.

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

      Flatbush Federal has one active subsidiary, Flatbush REIT, Inc. Flatbush REIT, Inc. was incorporated in 2001 as a special purpose real estate investment trust under New York law. In recent periods, Flatbush Federal's city and state income tax liability has been minimal. Consequently, the impact of Flatbush REIT, Inc. on Flatbush Federal's results of operations has been immaterial. Flatbush REIT, Inc. holds a portion of our mortgage related assets. At December 31, 2005, Flatbush REIT, Inc. held $4.7 million in loans.

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

      At December 31, 2005, our total federal pre-1988 base year reserve was approximately $3.4 million. Under current law, pre-1988 base year reserves remain subject to recapture if Flatbush Federal makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. In addition, New York State and New York City reserves for loan losses in the amount of $5,114,000 and $5,177,000, respectively are also subject to similar recapture.

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

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2005, Flatbush Federal had no net operating loss carryforwards for federal income tax purposes.

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

Personnel

      As of December 31, 2005 we had 44 full-time employees and seven part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

      At December 31, 2005, Flatbush Federal's capital exceeded all applicable requirements.

      Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2005, Flatbush Federal was in compliance with the loans-to-one borrower limitations.

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

      A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At December 31, 2005, Flatbush Federal maintained approximately 85.05% of its portfolio assets in qualified thrift investments.

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

      At December 31, 2005, Flatbush Federal met the criteria for being considered "well-capitalized."

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

      The Federal Deposit Insurance Reform Act of 2005 was signed into law on February 8, 2006. Among other things this legislation merges the Savings Association Insurance Fund and the Bank Insurance Fund into a unified fund and increases the amount of deposit insurance from $100,000 to $130,000 with a cost of living adjustment to become effective in five years. The reserve ratio is also modified to provide for a range between 1.15% and 1.5% of estimated insured deposits.

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

      Federal Home Loan Bank System. Flatbush Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member, Flatbush Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the

Federal Home Loan Bank, whichever is greater. As of December 31, 2005, Flatbush Federal was in compliance with this requirement.

      The dividend yield from FHLB stock was 4.40% at December 31, 2005. The Federal Home Loan Bank of New York paid quarterly dividends in 2005 totaling $43,200. No assurance can be given that it will pay any dividends in the future.

Federal Reserve System

      The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2005, Flatbush Federal was in compliance with these reserve requirements.

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

Executive Officers of the Company

      Listed below is information, as of December 31, 2005, concerning the Company's executive officers. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he was or is to be selected as an officer.

Name                        Age       Position and Term
----                        ---       -----------------

Anthony J. Monteverdi       72        President and Chief Executive Officer

Jesus R. Adia               52        Executive Vice President

John S. Lotardo             44        Chief Financial Officer and Controller

      Effective January 31, 2006, Mr. Monteverdi retired as President and Chief Executive Officer and Mr. Adia assumed those positions.

Availability of Annual Report on Form 10-KSB

      Our Annual Report on Form 10-KSB may be accessed on our website at www.flatbush.com.

ITEM 2. DESCRIPTION OF PROPERTIES
---------------------------------

Properties

      The following table provides certain information with respect to our offices as of December 31, 2005:

                                            Leased            Year Acquired
        Location                           or Owned             or Leased
        --------                           --------             ---------

Main Office                                  Owned                1963
2146 Nostrand Avenue Brooklyn,
NY 11210

Branch Office                                Owned                2005
6410 18th Avenue
Brooklyn, NY 11204

Branch Office                               Leased                1976
518 Brighton Beach Avenue
Brooklyn, NY 11235

      The net book value of our premises, land and equipment was approximately $2.8 million at December 31, 2005.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At December 31, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
--------------------------------------------------------------------------------
        ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

      (a) The Company's Common Stock is traded on the over-the-counter bulletin board under the symbol "FLTB."

      The following table sets forth the range of the high and low bid prices of the Company's Common Stock since December 31, 2004, and is based upon information provided on the Yahoo Financial Website. The Company declared a 10% stock dividend on April 25, 2005. The Company has never issued a cash dividend.

                                                      Prices of Common Stock
                                                    -------------------------
                                                       High            Low
                                                    ---------       ---------
Calendar Quarter Ended (1)

December 31, 2005..............................     $    8.65       $    8.65
September 30, 2005.............................     $    9.00       $    9.00
June 30, 2005..................................     $    9.25       $    9.25
March 31, 2005.................................     $   11.90       $   11.50
December 31, 2004..............................     $   12.50       $   10.30
September 30, 2004.............................     $   11.00       $    9.95
June 30, 2004..................................     $   11.70       $   10.00
March 31, 2004.................................     $   13.00       $   11.65

December 31, 2003..............................     $   16.00       $   11.96

----------
(1) The Company's common stock began trading on October 21, 2003.

      As of December 31, 2005, the Company had 615 stockholders of record.

            (b) The Company repurchased Common Stock in the fourth quarter of 2005.

            On June 30, 2005, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of December 31, 2005, 11,400 shares have been repurchased with repurchases in the fourth quarter described in the following table:

                                           Company Purchases of Common Stock
------------------------------------------------------------------------------------------------------------------------
                                                                                   Total number of   Maximum number (or
                                                                                        shares       approximate dollar
                                                                                     purchased as     value) of shares
                                                                                       part of         that may yet be
                                                                                       publicly        purchased under
                                               Total number of    Average price    announced plans      the plans or
                   Period                      shares purchased   paid per share     or programs          programs
-----------------------------------------      ----------------   --------------   ---------------    ------------------
October 1, 2005 through October 31, 2005,                --              --                --               47,300
November, 2005 through November 30, 2005              2,500          $ 8.75             2,500               44,800
December 1, 2005 through December 31, 2005            6,200          $ 9.27             6,200               38,600

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

      The information required by this item is incorporated by reference to our Annual Report to Shareholders.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

      The financial statements identified in Item 7 hereof are incorporated by reference to our Annual Report to Shareholders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

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

      (d)   Changes in internal controls over financial reporting.

      There were no significant changes made in our internal controls over financial reporting during the last fiscal quarter covered by this report or, to our knowledge, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION
--------------------------

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------------

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

ITEM 13. EXHIBITS
-----------------

      The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

     (a)(1) Financial Statements
            --------------------

            o     Independent Auditor's Report

            o Consolidated Statements of Financial Condition at December 31, 2005 and 2004

            o Consolidated Statements of Income for the Years Ended December 31, 2005 and 2004

            o Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005 and 2004

            o Consolidated Statements of Cash Flows for the Years Ended Years Ended December 31, 2005 and 2004

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

            4 Form of common stock certificate of Flatbush Federal Bancorp, Inc.*

            10.1  Deferred Compensation Plan for Anthony J. Monteverdi*

            10.2 Flatbush Federal Savings & Loan Association Directors Retirement Plan*

            10.3  Employee Stock Ownership Plan*

            10.4  Contract for Purchase of Branch

            13    Annual Report to Stockholders

            14    Code of Ethics**

            21    Subsidiaries of the Registrant

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Incorporated by reference to the Registration Statement on Form SB-2 of Flatbush Federal Bancorp, Inc. (file no. 333-106557), originally filed with the Securities and Exchange Commission on June 27, 2003.

** Incorporated by reference to the Form 10-KSB of Flatbush Federal Bancorp, Inc. filed with the Securities and Exchange Commission on March 29, 2004.

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

                                       Flatbush Federal Bancorp, Inc.


Date: March 30, 2006                   By: /s/ Jesus R. Adia
                                           -------------------------------
                                           Jesus R. Adia
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Jesus R. Adia                        By: /s/ John S. Lotardo
      -------------------------------------        -------------------------------------
      Jesus R. Adia                                John S. Lotardo, Chief
      President and Chief Executive Officer        Financial Officer and Controller
      (Principal Executive Officer)                (Principal Accounting Officer)

Date: March 30, 2006                           Date: March 30, 2006

By:   /s/ Anthony J. Monteverdi                By: /s/ D. John Antoniello
      -------------------------------------        -------------------------------------
      Anthony J. Monteverdi                        D. John Antoniello
      Chairman of the Board                        Director

Date: March 30, 2006                           Date: March 30, 2006

By:   /s/ John F. Antoniello                   By: /s/ Patricia A. McKinley
      -------------------------------------        -------------------------------------
      John F. Antoniello                           Patricia A. McKinley
      Director                                     Director

Date: March 30, 2006                           Date: March 30, 2006

By:   /s/ Alfred S. Pantaleone                 By: /s/ Anthony V. Rumolo
      -------------------------------------        -------------------------------------
      Alfred S. Pantaleone                         Anthony V. Rumolo
      Director                                     Director

Date: March 30, 2006                           Date: March 30, 2006

By:   /s/ Charles J. Vorbach
      -------------------------------------
      Charles J. Vorbach
      Director

Date: March 30, 2006