Form 10QSB
period 2006-03-31
FLATBUSH FEDERAL BANCORP INC
filed 2006-05-15
CIK 1243496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 31, 2006
                                                       -------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from __________ to ___________ Commission file number 0-503777
                                               ---------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

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

      As of May 15, 2006 the Registrant had outstanding 2,786,257 shares of common stock

Transitional Small business Disclosure Format (Check one): Yes [ ] No [X]

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                               Page
                                                                              Number
                                                                              ------
PART I - FINANCIAL INFORMATION

       Item 1:  Financial Statements

                Consolidated Statements of Financial Condition
                at March 31, 2006 and December 31, 2005 (Unaudited)           1

                Consolidated Statements of Income and Comprehensive
                Income for the Three months Ended
                March 31, 2006 and 2005 (Unaudited)                           2

                Consolidated Statements of Cash Flows for the Three months
                Ended March 31, 2006 and 2005 (Unaudited)                     3

                Notes to Consolidated Financial Statements                    4 - 8

       Item 2:  Management's Discussion and Analysis or Plan of Operation     9 - 13

       Item 3:  Controls and Procedures                                       14

PART II - OTHER INFORMATION                                                   15

       1.       Legal Proceedings

       2.       Unregistered Sales of Equity Securities and Use of Proceeds

       3.       Defaults upon Senior Securities

       4.       Submission of Matters to a Vote of Securities Holders

       5.       Other Information

       6.       Exhibits

SIGNATURES                                                                    17

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                  March 31,      December 31,
                                                                    2006            2005
                                                                ------------------------------
ASSETS
------

Cash and amounts due from depository institutions               $   2,298,117   $   2,457,712
Interest earning deposits in other banks                            2,175,311       2,103,511
Federal Funds sold                                                  2,300,000         350,000
                                                                ------------------------------
    Cash and cash equivalents                                       6,773,428       4,911,223

Investment securities held to maturity                              7,661,618       7,808,507
Mortgage-backed securities held to maturity                        27,972,568      25,633,274
Loans receivable                                                   97,574,599      96,591,008
Premises and equipment                                              2,847,420       2,807,623
Federal Home Loan Bank of New York stock                            1,201,200         978,400
Interest receivable                                                   639,034         654,744
Bank owned life insurance                                           3,642,681       3,607,353
Other assets                                                        1,393,597         960,433
                                                                ------------------------------
    Total assets                                                $ 149,706,145   $ 143,952,565
                                                                ------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
------------
Deposits                                                        $ 109,626,660   $ 109,217,654
FHLB Advances                                                      21,921,565      16,969,464
Advance payments by borrowers for taxes and insurance                 563,789         325,478
Other Liabilities                                                   1,477,888       1,407,347
                                                                ------------------------------
    Total liabilities                                             133,589,902     127,919,943
                                                                ------------------------------
Stockholders' equity:
---------------------
Preferred stock $0.01 par value, 1,000,000 shares authorized;
     none issued and outstanding                                           --              --
Common stock $0.01 par value, 9,000,000 shares authorized;
     2,799,657 issued; and 2,786,257 and 2,314,375 shares              27,998          25,455
     outstanding, respectively
Additional paid in capital                                         12,393,781      10,207,185
Retained earnings substantially restricted                          4,875,774       6,988,292
Unearned employees' stock ownership plan ("ESOP") shares             (609,635)       (617,824)
Treasury stock - 13,400 shares and 11,400 shares respectively        (122,965)       (104,865)
Management Recognition Plan (MRP)                                    (448,710)       (465,621)
                                                                ------------------------------
    Total stockholders' equity                                     16,116,243      16,032,622
                                                                ------------------------------

    Total liabilities and stockholders' equity                  $ 149,706,145   $ 143,952,565
                                                                ------------------------------

See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                            Three months Ended
                                                                                 March 31
                                                                      -----------------------------
                                                                          2006             2005
                                                                      -----------------------------
Interest income
   Loans                                                              $  1,558,000     $  1,432,357
   Mortgage-backed securities                                              358,901          287,225
   Investments                                                             107,640          107,016
   Other interest earning assets                                            47,674           23,550
                                                                      -----------------------------
          Total interest income                                          2,072,215        1,850,148
                                                                      -----------------------------

Interest expense on deposits                                               531,615          461,417
Interest expense on FHLB advances                                          235,130               --
                                                                      -----------------------------
          Total interest expense                                           766,745          461,417
                                                                      -----------------------------

Net interest income                                                      1,305,470        1,388,731
Provision for loan losses                                                   10,117            6,583
                                                                      -----------------------------
          Net interest income after provision for loan losses            1,295,353        1,382,148
                                                                      -----------------------------

Non-interest income:
   Fees and service charges                                                 55,431           47,640
   BOLI investment income                                                   35,328               --
   Miscellaneous                                                             1,720            6,856
                                                                      -----------------------------
          Total non-interest income                                         92,479           54,496
                                                                      -----------------------------

Non-interest expenses:
   Salaries and employee benefits                                          775,711          758,953
   Net occupancy expense of premises                                       150,623          122,170
   Equipment                                                               129,744          126,473
   Directors' fees                                                          64,379           50,347
   Legal fees                                                               25,254           21,883
   Audit and accounting fees                                                21,522           24,500
   Advertising                                                               5,796            7,036
   Federal insurance premium                                                 4,096            4,658
   Other insurance premium                                                  41,044           45,844
   Miscellaneous                                                           103,366           90,983
                                                                      -----------------------------
          Total non-interest expenses                                    1,321,535        1,252,847
                                                                      -----------------------------

Income before income taxes                                                  66,297          183,797
Income taxes                                                                23,557           80,914
                                                                      -----------------------------
Net income and comprehensive income                                   $     42,740     $    102,883
                                                                      =============================

Net income per common share - Basic and diluted                       $       0.02     $       0.04
Weighted average number of shares outstanding - Basic and diluted        2,694,074        2,663,059

See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                       Three months ended March 31
                                                                      ------------------------------
                                                                          2006             2005
                                                                      ------------------------------
Cash flow from operating activities:
   Net income                                                         $     42,740     $    102,883
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization of premises and
         Equipment                                                          39,326           28,482
      Net amortization of premiums, discount and
         deferred loan fees and cost                                       (57,090)         (33,494)
      Provision for loan losses                                             10,117            6,583
      MRP amortization                                                      16,911               --
      Stock option amortization                                             34,570               --
      (Increase) in accrued interest receivable                             15,710            5,049
      (Increase) in cash surrender value of BOLI                           (35,328)              --
      (Increase) decrease in other assets                                 (433,164)          (7,199)
      (Decrease) increase in other liabilities                              70,541          162,914
      ESOP Shares committed to be released                                  10,504           11,842
                                                                      ------------------------------
         Net cash (used in) provided by operating activities              (285,163)         277,060
                                                                      ------------------------------

Cash flow from investing activities:
      Proceeds from calls and maturities of investment
         securities held to maturity                                       147,902          196,290
      Principal repayment on mortgage-backed securities
         held to maturity                                                1,092,605        1,490,781
      Purchases of mortgage-backed securities
         held to maturity                                               (3,402,916)         (82,188)
      Purchases of loan participation interest                          (2,513,468)        (527,719
      Net change in loans receivable                                     1,546,853       (1,521,155)
      Additions to premises and equipment                                  (79,122)              --
      Purchase of FHLBNY stock                                            (222,800)              --
                                                                      ------------------------------
         Net cash provided by (used in) investing activities            (3,430,946)        (443,991)
                                                                      ------------------------------

Cash flow from financing activities:
      Net (decrease) in deposits                                           409,006         (462,358)
      Advances from FHLBNY                                              12,200,000               --
      Repayment of advances from FHLBNY                                 (7,247,899)              --
      Increase in advance payments by borrowers
         for taxes and insurance                                           238,311          287,591
      Cash dividend paid to stockholders                                    (3,004)              --
      Purchase of Treasury Stock                                           (18,100)              --
                                                                      ------------------------------
         Net cash provided by (used in) financing activities             5,578,314         (174,767)
                                                                      ------------------------------
Net increase (decrease) in cash and cash equivalents                     1,862,205         (341,698)
Cash and cash equivalents - beginning                                    4,911,223        6,215,474
                                                                      ------------------------------

Cash and cash equivalents - ending                                    $  6,773,428     $  5,873,776
                                                                      ==============================
Supplemental disclosure of cash flow information
   Cash paid during the year for:
      Interest                                                        $    745,539     $    461,417
                                                                      ------------------------------
      Income taxes                                                    $     13,407     $     80,814
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

NOTE 2. BASIS OF PRESENTATION
-----------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results which may be expected for the entire year.

NOTE 3. NET INCOME PER COMMON SHARE
-----------------------------------

Net income per common share was computed by dividing net income for three months ended March 31, 2006 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP. Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using treasury stock method.

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

NOTE 5. RETIREMENT PLANS - COMPONENTS OF NET PERIODIC PENSION COST
------------------------------------------------------------------

Periodic pension expense was as follows:

                                                              Three months Ended
                                                             -------------------
                                                                   March 31
                                                             -------------------
                                                               2006       2005
                                                             -------------------

Service Cost                                                  43,121     42,962
Interest Cost                                                 62,996     56,549
Expected return on assets                                    (46,233)   (43,364)
Amortization of past service cost                             (2,750)    (2,750)
Amortization of unrecognized net (gain) loss                  15,551     18,400
                                                             -------------------
   Net periodic benefit cost                                  72,685     71,797
                                                             -------------------

NOTE 6. STOCK COMPENSATION PLANS
--------------------------------

The Company has two stock-related compensation plans, including stock option and restricted stock plans, which are described in Note 11 to the Company's Consolidated Financial Statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. Through December 31, 2005, the Company accounted for its stock option and employee stock purchase plans using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations for these plans. Under APB No. 25, generally, when the exercise price of the Company's stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on January 1, 2006 and, therefore, began to expense the fair value of all options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all share-based compensation granted subsequent to December 31, 2005, over its requisite service periods.

SFAS No. 123R also requires the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense to be reported as a financing cash flow rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin ("SAB") No. 107, the Company classified share-based compensation for employee and non-employee directors to correspond with the same line item as the cash compensation paid to employees.

Options vest over an eight-year service period. Compensation expense recognized for all options is recognized over the awards' respective requisite service periods. The fair values relating to all options granted prior to calendar 2005 were estimated using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our stock and other factors, such as implied market volatility. We used historical exercise data based on the age at grant of the option holder to estimate the options' expected term, which represents the period of time that the options granted are expected to be outstanding. We anticipated the future option holding periods to be similar to the historical option holding periods. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We recognize compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. There were no options granted during the quarters ended March 31, 2006 and 2005.

Restricted shares vest over an eight-year period. The fair value of restricted shares under the Company's restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company's common stock. The fair value of restricted shares is expensed on a straight-line basis over the requisite service period of eight years.

During the three months ended March 31, 2006, the Company recorded $51,000 of share-based compensation expense, which was comprised of stock option expense of

$34,000 and restricted stock expense of $17,000. The Company estimates it will record share-based compensation expense of approximately $204,000 in fiscal 2006.

      The following table illustrates the impact of share-based compensation on reported amounts:

                                                         Three months ended
                                                           March 31, 2006
                                                  ------------------------------
                                                                     Impact of
                                                                    Share-Based
                                                                   Compensation
                                                   As Reported        Expense
-------------------------------------             -------------    ------------
Operating income                                  $    66,297      $     51,481

Income from continuing operations                          --                --

Net income                                             42,740            48,743

Earnings per share:

   Basic                                          $      0.02      $       0.02
                                                  ===========      ============

   Diluted                                        $      0.02      $       0.02
                                                  ===========      ============

      A summary of the Company's stock option activity and related information for its option plans for the three months ended March 31, 2006, was as follows:

                                                             Weighted
                                                 Weighted     Average     Aggregate
                                                 Average     Remaining    Intrinsic
                                       Options   Exercise   Contractual     Value
                                       (000's)     Price       Term        (000's)
                                       -------   --------   -----------   ---------
Outstanding at December 31, 2005       139,740   $   9.71       --           --

       Granted                              --        --        --           --

       Exercised                            --)       --        --           --

       Forfeited                            --)       --        --           --
                                       -------

Outstanding at March 31, 2006          139,740   $   9.71     6.7 years   $   0
                                       =======

Exercisable at March 31, 2006           17,468   $   9.71     6.7 years   $   0

      A summary of the status of the Company's nonvested options as of March 31, 2006 and changes during the three months ended March 31, 2006, is presented below:

                                                                Weighted
                                                                Average
                                                               Grant Date
                                                    Options      Fair
                                                    (000's)      Value
                                                    --------   ----------
      Nonvested at December 31, 2005                 122,272   $     9.71

         Granted                                          --           --

         Vested                                           --           --

         Forfeited                                        --           --
                                                    --------

      Nonvested at March 31, 2006                    122,272   $     9.71
                                                    ========

      Expected future compensation expense relating to the 122,000 nonvested options outstanding as of March 31, 2006 is $922.000 over a weighted-average period of 6.7 years.

      A summary of the status of the Company's restricted shares as of March 31, 2006 and changes during the three months ended March 31, 2006, is presented below:

                                                                  Weighted
                                                                  Average
                                                   Restricted    Grant Date
                                                     Shares         Fair
                                                     (000's)        Value
                                                    ---------    ----------
      Nonvested at December 31, 2005                  48,751     $     9.71

         Granted                                          --             --

         Vested                                           --             --

         Forfeited                                        --             --
                                                    --------

      Nonvested at March 31, 2006                     48,751     $       --
                                                    ========

      Expected future compensation expense relating to the 48,750 restricted shares at March 31, 2006 is $451,000 over a weighted-average period of 6.7 years.

      For purposes of pro forma disclosures, the estimated fair value of the stock options, restricted shares, and shares under the employee stock purchase plan were amortized to expense over their assumed vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to all stock-related compensation.

                                                            Three months ended
                                                              March 31, 2005
   -----------------------------------------------------    ------------------
   Net income, as reported                                  $          102,883

   Add: Stock-related compensation
      expense included in reported net
      income, net of income taxes                                       17,375

   Deduct: Stock-related compensation expense determined
      under the fair value method, net of income taxes                 (52,322)
                                                            ------------------
   Pro forma net income                                     $           67,936
                                                            ==================

                                                            Three months ended
                                                              March 31, 2005
   -----------------------------------------------------    ------------------
   Earnings per share:

         Basic, as reported                                 $             0.04
                                                            ==================

         Basic, pro forma                                   $             0.03
                                                            ==================

         Diluted, as reported                               $             0.04
                                                            ==================

         Diluted, pro forma                                 $             0.03
                                                            ==================

      The diluted earnings per share calculations consider the 5% convertible subordinated notes as if converted and, therefore, the after-tax effect of interest expense related to these notes is added back to net income in determining income available to common stockholders.

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

Comparison of Financial Condition March 31, 2006 and December 31, 2005

The Company's assets as of March 31, 2006 were $149.7 million compared to $144 million at December 31, 2005, an increase of $5.7 million, or 4.0%. Cash and cash equivalents increased $1.9 million, or 38.8%, to $6.8 million at March 31, 2006 from $4.9 million at December 31, 2005. Investment securities decreased $147,000, or 1.9%, to $7.7 million at March 31, 2006 from $7.8 million at December 31, 2005. As a partial offset, mortgage-backed securities increased $2.4 million, or 9.4%, to $28.0 million at March 31, 2006 from $25.6 million as of December 31, 2005. In addition, loans receivable increased $984,000, or 1.0%, to $97.6 million at March 31, 2006 from $96.6 million as of December 31, 2005.

Total deposits increased $409,000, or 0.4%, to $109.6 million at March 31, 2006 from $109.2 million as of December 31, 2005. As of March 31, 2006, borrowings from Federal Home Loan Bank of New York were $21.9 million compared to $17 million as of December 31, 2005, an increase of $4.9 million, or 28.8%. Management continued to invest the borrowings in loans receivable consisting of residential, commercial, mixed-use properties and mortgage-backed securities. After prepayments and amortizations, mortgage-backed securities resulted in a net increase of $2.3 million. Similarly, due to prepayments and amortizations in loans receivable, the Association recorded a net increase of $984,000. Calls and repayments in investment securities resulted in the net decrease of $147,000. The inflow of cash from prepayments and amortizations from loans receivable and mortgage-backed securities and calls and repayments in investment securities caused cash and cash equivalents to increase by $1.9 million.

Total stockholders' equity increased $83,000 to $16.1 million at March 31, 2006 from $16.0 million at December 31, 2005.

On March 29, 2006, the Company paid a 10% stock dividend increasing the number of outstanding shares of common stock to shareholders to 1,315,449 and 1,484,208 to our mutual holding company. Cash totaling $3,000 was distributed to eligible stockholders entitled to receive fractional shares.

On June 30, 2005, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of March 31, 2006, 13,400 shares were acquired at a weighted average price of $9.13 per share.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and March 31, 2005

      General. Net income decreased by $60,000, or 58.3%, to $43,000 for the quarter ended March 31, 2006 from $103,000 for the same quarter in 2005. The decrease in earnings for the quarter was primarily due to an increase of $306,000 in interest expense, an increase of $67,000 in non-interest expenses, and a $3,000 increase of provision for loan loss, partially offset by an increase of $222,000 in interest income, a decrease $57,000 in income taxes, and a $37,000 increase in non-interest income.

      Interest Income. Interest income increased $222,000, or 12%, to $2.1 million for the quarter ended March 31, 2006 from $1.9 million for the quarter ended March 31, 2005. We attribute the increase in interest income to a higher average yield on a higher interest earning asset base. For the three months ended March 31, 2006, the average balance of $137.6 million in interest-earning assets earned an average yield of 6.02% compared to 5.69% on an average balance of $130.2 million for the three months ended March 31, 2005.

      Interest income on loans increased $126,000, or 8.8%, to $1.6 million for the quarter ended March 31, 2006 from $1.4 million for the same quarter in 2005. The average balance of loans increased $2.8 million to $97.4 million for the quarter ended March 31, 2006 from $94.6 million for the quarter ended March 31, 2005. The average yield on loans increased by 34 basis points to 6.40% for the quarter ended March 31, 2006 from 6.06% for the quarter ended March 31, 2005.

      Interest income on mortgage-backed securities increased $72,000, or 25.1%, to $359,000 for the quarter ended March 31, 2006 from $287,000 for the quarter ended March 31, 2005. The average balance of mortgage-backed securities increased $5.5 million to $26.8 million for the quarter ended March 31, 2006 from $21.3 million for the quarter ended March 31, 2005. As a result of amortizations and prepayments of higher yielding mortgage-backed securities, the average yield decreased by 4 basis points to 5.36% for the quarter ended March 31, 2006 from 5.40% for the same period in 2005.

      Interest income on investment securities increased $624, or 0.58%, to $108,000 for the quarter ended March 31, 2006 from $107,000 for the quarter ended March 31, 2005. The average balance of investment securities decreased $1 million to $8.8 million for the quarter ended March 31, 2006 from $9.8 million for the quarter ended March 31, 2005. As a partial offset, the average yield on investment securities increased by 53 basis points to 4.88% for the quarter ended March 31, 2006 from 4.35% for the quarter ended March 31, 2005. As long term rates improved, inflow of cash from calls and repayments from investment securities were reinvested into longer term, higher yielding loans and mortgage-backed securities.

      Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold, increased $24,000, or 100%, to $48,000 for the quarter ended March 31, 2006 from $24,000 for the quarter ended March 31, 2005. The average yield on other interest earning assets increased by 201 basis points to 4.14% for the quarter ended March 31, 2006 from 2.13% for the quarter ended March 31, 2005. The average balance of other interest earning assets increased $192,000 to $4.6 million for the quarter ended March 31, 2006 from $4.4 million for the quarter ended March 31, 2005.

      Interest Expense. Total interest expense, comprised of interest expense on deposits and interest expense on FHLB advances, increased $306,000, or 66.4%, to $767,000 for the quarter ended March 31, 2006 from $461,000 for the quarter ended March 31, 2005. The average cost of interest-bearing liabilities increased by 79 basis points to 2.44% for the quarter ended March 31, 2006 from 1.65% for the quarter ended March 31, 2005. The average balance of interest-bearing liabilities increased $14 million to $125.7 million for the quarter ended March 31, 2006 from $111.7 million for the quarter ended March 31, 2005.

      Interest expense on deposits increased $71,000, or 15.4%, to $532,000 for the quarter ended March 31, 2006 from $461,000 for the quarter ended March 31, 2005. The average cost of interest-bearing deposits increased by 38 basis points to 2.03% for the quarter ended March 31, 2006 from 1.65% for the quarter ended March 31, 2005, reflecting the upward trend of interest rates on deposits. However, the average balance of interest-bearing deposits decreased $7 million to $104.7 million for the quarter ended March 31, 2006 from $111.7 million for the quarter ended March 31, 2005.

      Interest expense on FHLB advances was $235,000 for the quarter ended March 31, 2006. The average balance of FHLB advances was $20.9 million with an average cost of 4.49%. There were no FHLB advances outstanding during the quarter ended March 31, 2005.

      Net Interest Income. Net interest income decreased $84,000, or 6.1%, to $1.3 million for the quarter ended March 31, 2006 from $1.4 million for the same quarter in 2005. Our interest rate spread was 3.58% for the quarter ended March 31, 2006 compared to 4.03% for the quarter ended March 31, 2005, a decrease of 45 basis points. Our interest margin for the quarter ended March 31, 2006 was 3.80% compared to 4.27% for the quarter ended March 31, 2005, a decrease of 47 basis points. We attribute the decrease in interest rate spread and interest margin to the higher cost of interest-bearing liabilities.

      Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management recorded a provision of $10,000 for the three months ended March 31, 2006. For the three months ended March 31, 2005, a provision of $7,000 was recorded. Our provision for loan losses was established to address probable and estimable losses in our SBA loan portfolio as well as inherent losses that are probable and estimable in our larger loan portfolio. The level of the allowance at March 31, 2006 is based on estimates, and the ultimate losses may vary from the estimates.

      Non-Interest Income. Non-interest income increased $38,000, or 69.7%, to $92,000 for the quarter ended March 31, 2006 from $54,000 for the quarter ended March 31, 2005. We attribute the increase to increases of $35,000 in Bank Owned Life Insurance income and $7,000 in fees and service charges partially offset by a decrease of $5,000 in miscellaneous income.

      Non-Interest Expense. Non-interest expense increased $69,000, or 5.5%, to $1.3 million for the quarter ended March 31, 2006. The net increase of $69,000 to non-interest expense is primarily attributable to increases to salaries and employee benefits, occupancy expense, equipment expense, directors compensation, legal fees and miscellaneous expense, partially offset by decreases in audit and accounting fees, advertising, federal insurance premium and other insurance premium. Salaries and employee benefits increased $17,000, or 2.2%, to $776,000 for the three months ended March 31, 2006 from $759,000 for the same period in 2005. The increase includes the recognition of FAS 123R expense of $28,000 in stock options for the Company's Stock-Based Incentive Plan. The expense was not applicable for the quarter ended March 31, 2005. Net occupancy expense increased $29,000, or 23.8%, to $151,000 for the three months ended March 31, 2006 from $122,000 for the three months ended March 31, 2005. The increase reflects the significant rise in utility and energy costs. Increases to equipment, directors compensation, legal fees and miscellaneous expenses were partially offset by decreases to audit and accounting fees, advertising, federal insurance premium and other insurance premium.

      Income Tax Expense. The provision for income taxes decreased $57,000, or 70.4%, to $24,000 for the quarter ended March 31, 2006 from $81,000 for the same quarter in 2005. The income tax expense is based on the lower level of income before taxes of $66,000 for the quarter ended March 31, 2006 compared to $184,000 for the quarter ended March 31, 2005.

Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the "OTS") regulations sufficient to ensure the Association's safe and sound operation. The Association's liquidity averaged 5.96% during the month of March 2006. The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities. Net loans totaled $97.6 million and $96.6 million at March 31, 2006 and December 31, 2005, respectively. Mortgage-backed and investment securities held to maturity totaled $35.6 million and $33.4 million at March 31, 2006 and December 31, 2005, respectively. In addition to funding new loans and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, maturities of investment securities and advances from FHLB.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York ("FHLB") which provide an additional source of funds. At March 31, 2006, our FHLB borrowings totaled $21.9 million.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations. At March 31, 2006, the Association had outstanding commitments to originate or purchase loans of $12.7 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2006, totaled $33.2 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Association.

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

The following table sets forth the Association's capital position at March 31,2006, as compared to the minimum regulatory capital requirements:

                                                                                 Under Prompt
                                                         Minimal Capital          corrective
                                      Actual               Requirements        Actions Prospective
--------------------------------------------------------------------------------------------------
                                Amount       Ratio        Amount      Ratio     Amount       Ratio
                               --------      -----       -------      -----     -------      -----
                              (Dollars in Thousands)
Total Capital                  $ 15,424       20.9%      $ 5,902        8.0%    $ 7,377       10.0%
(to risk-weighted assets

Tier Capital                     15,254       20.7%           --         --       4,426        6.0%
(to risk-weighted assets

Core(Tier 1) Capital             15,338       10.2%        5,989        4.0%      7,487        5.0%
(to adjusted total assets

Tangible Capital                 15,338       10.2%        2,246        1.5%         --         --
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

Net Portfolio Value

      The Association's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association's quarterly Thrift Financial Reports. The following table sets forth the Association's NPV as of December 31, 2005, the most recent date the Association's NPV was calculated by the OTS.

                                                       Net Portfolio Value as a
                                                       Percentage of Present Value of
                 Net Portfolio Value                   Assets
Change in        -----------------------------------   -----------------------------
Interest Rates   Estimated   Amount of    Percent of               Change in Basis
(basis points)   NPV         Change       Change       NPV Ratio   Points
--------------   ---------   ----------   ----------   ---------   -----------------
                 (Dollars in Thousands)
+300              $ 11,704    $ (9,678)   (45%)         8.58%      -572 basis points
+200                14,896      (6,485)   (30%)        10.58%      -371 basis points
+100                18,222      (3,159)   (15%)        12.55%      -175 basis points
  0                 21,381          --     --          14.29%           --
-100                23,267       1,886      9%         15.23%      + 93 basis points
-200                22,769       1,388      6%         14.81%      +52 basis points

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

There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the March 31, 2006 internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

        On June 30, 2005, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of March 31, 2006, 13,400 shares have been repurchased with repurchases in the fourth quarter described in the following table:

---------------------------------------------------------------------------------------------------------------
                                 Company Purchases of Common Stock
---------------------------------------------------------------------------------------------------------------
                                                                           Total number of   Maximum number (or
                                                                                shares       approximate dollar
                                                                             purchased as     value) of shares
                                                                               part of         that may yet be
                                                                               publicly        purchased under
                                       Total number of    Average price    announced plans      the plans or
                   Period              shares purchased   paid per share     or programs          programs
---------------------------------------------------------------------------------------------------------------
Jan. 1, 2006 through Jan. 31, 2006             --                 --               --              38,600
---------------------------------------------------------------------------------------------------------------
Feb. 1, 2006 through Feb. 28, 2006             --                 --               --              38,600
---------------------------------------------------------------------------------------------------------------
March 1, 2006 through March 31, 2006        2,000             $ 9.00            2,000              36,600
---------------------------------------------------------------------------------------------------------------

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

                                        FLATBUSH FEDERAL BANCORP, INC.

Date:    May 15, 2006                   By: /s/ Jesus R. Adia
      ---------------------                 ----------------------------
                                            Jesus R. Adia
                                            President and
                                            Chief Executive Officer

Date:    May 15, 2006                   By:  /s/ John S. Lotardo
      ---------------------                 ----------------------------
                                            John S. Lotardo
                                            Executive Vice President and
                                            Chief Financial Officer