Form 10QSB
period 2006-06-30
FLATBUSH FEDERAL BANCORP INC
filed 2006-08-14
CIK 1243496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended June 30, 2006
                                                       -------------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from __________ to ___________ Commission file number 0-503777
                                              ----------------------------------


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

      As of August 14, 2006 the Registrant had outstanding 2,774,917 shares of common stock

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I - FINANCIAL INFORMATION

         Item 1:  Financial Statements

                  Consolidated Statements of Financial Condition
                  at June 30, 2006 and December 31, 2005 (Unaudited)                    1

                  Consolidated Statements of Income and Comprehensive
                  Income for the Three months and Six months Ended
                  June 30, 2006 and 2005 (Unaudited)                                    2

                  Consolidated Statements of Cash Flows for the Six months
                  Ended June 30, 2006 and 2005 (Unaudited)                              3

                  Notes to Consolidated Financial Statements                            4 - 8

         Item 2:  Management's Discussion and Analysis or
                  Plan of Operation                                                     9 - 15

         Item 3:  Controls and Procedures                                               16

PART II - OTHER INFORMATION

1.       Legal Proceedings                                                              17

2.       Unregistered Sales of Equity Securities and Use of Proceeds                    17

3.       Defaults upon Senior Securities                                                17

4.       Submission of Matters to a Vote of Securities Holders                          17

5.       Other Information                                                              18

6.       Exhibits                                                                       18

SIGNATURES                                                                              19

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                    June 30,       December 31,
ASSETS                                                                2006             2005
------                                                            ------------------------------
Cash and amounts due from depository institutions                 $   1,888,429    $   2,457,712
Interest earning deposits in other banks                              1,349,599        2,103,511
Federal Funds sold                                                      100,000          350,000
                                                                  ------------------------------
    Cash and cash equivalents                                         3,338,028        4,911,223

Investment securities held to maturity                                6,989,194        7,808,507
Mortgage-backed securities held to maturity                          28,776,270       25,633,274
Loans receivable                                                    102,612,421       96,591,008
Premises and equipment                                                2,949,810        2,807,623
Federal Home Loan Bank of New York stock                              1,378,400          978,400
Interest receivable                                                     696,360          654,744
Bank owned life insurance                                             3,678,567        3,607,353
Other assets                                                          1,458,967          960,433
                                                                  ------------------------------
    Total assets                                                  $ 151,878,017    $ 143,952,565
                                                                  ------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
------------
Deposits                                                          $ 108,383,760    $ 109,217,654
FHLB Advances                                                        25,580,706       16,969,464
Advance payments by borrowers for taxes and insurance                   419,678          325,478
Other liabilities                                                     1,395,974        1,407,347
                                                                  ------------------------------
    Total liabilities                                               135,780,118      127,919,943
                                                                  ------------------------------
Stockholders' equity:
Preferred stock $0.01 par value, 1,000,000 shares authorized;
     none issued and outstanding                                             --               --
Common stock $0.01 par value, 9,000,000 shares authorized;
     2,799,657 and 2545,464 issued; and 2,774,917 and 2,534,064          27,998           25,455
shares outstanding, respectively
Additional paid in capital                                           12,002,943        9,741,564
Retained earnings substantially restricted                            4,871,564        6,988,292
Unearned employees' stock ownership plan ("ESOP") shares               (600,916)        (617,824)
Treasury stock - 24,740 shares and 11,400 shares respectively          (203,690)        (104,865)
                                                                  ------------------------------
    Total stockholders' equity                                       16,097,899       16,032,622
                                                                  ------------------------------

    Total liabilities and stockholders' equity                    $ 151,878,017    $ 143,952,565

                                                                  ------------------------------

See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                       Three months Ended           Six months Ended
                                                                    -------------------------   -----------------------
                                                                             June 30                    June 30
                                                                    -------------------------   -----------------------
                                                                        2006          2005         2006         2005
                                                                    -------------------------   -----------------------
Interest income
   Loans                                                            $ 1,602,614    $1,461,348   $3,160,614  $ 2,893,705
   Mortgage-backed securities                                           398,048       284,027      756,949      571,252
   Investments                                                          107,912       109,620      215,552      216,636
   Other interest earning assets                                         32,804        41,266       80,478       64,816
                                                                    -------------------------   -----------------------
          Total interest income                                       2,141,378     1,896,261    4,213,593    3,746,409
                                                                    -------------------------   -----------------------

Interest expense on deposits                                            575,719       495,831    1,107,334      957,248
Interest expense on FHLB advances                                       275,421        25,278      510,551       25,278
                                                                    -------------------------   -----------------------
          Total interest expense                                        851,140       521,109    1,617,885      982,526
                                                                    -------------------------   -----------------------

Net interest income                                                   1,290,238     1,375,152    2,595,708    2,763,883
Provision for loan losses                                                37,832         4,304       47,949       10,887
                                                                    -------------------------   -----------------------
          Net interest income after provision for loan losses         1,252,406     1,370,848    2,547,759    2,752,996
                                                                    -------------------------   -----------------------

Non-interest income:
   Fees and service charges                                              40,163        48,885       95,594       96,525
   BOLI investment income                                                35,886            --       71,214           --
   Miscellaneous                                                          1,639         1,488        3,359        8,344
                                                                    -------------------------   -----------------------
          Total non-interest income                                      77,688        50,373      170,167      104,869
                                                                    -------------------------   -----------------------

Non-interest expenses:
   Salaries and employee benefits                                       706,229       763,184    1,481,942    1,528,224
   Net occupancy expense of premises                                    120,621       129,327      271,244      251,497
   Equipment                                                            140,586       131,126      270,330      257,599
   Directors' fees                                                      140,234        42,878      204,613       87,138
   Legal fees                                                            16,343         8,500       41,597       30,383
   Audit and accounting fees                                             25,023        26,000       46,545       50,500
   Advertising                                                            5,438         6,945       11,234       13,981
   Federal insurance premium                                              3,871         4,544        7,967        9,202
   Other insurance premium                                               40,707        46,022       81,750       91,866
   Miscellaneous                                                        127,166       112,689      230,532      203,672
                                                                    -------------------------   -----------------------
        Total non-interest expenses                                   1,326,218     1,271,215    2,647,754    2,524,062
                                                                    -------------------------   -----------------------

Income before income taxes                                                3,876       150,006       70,172      333,803
Income taxes                                                              8,086        64,123       31,642      145,037
                                                                    -------------------------   -----------------------
Net income and comprehensive income                                     ($4,210)   $   85,883   $   38,530   $  188,766
                                                                    -------------------------   -----------------------

Net income per common share - Basic and diluted                          ($.002)   $    0.032   $    0.014   $    0.071
Weighted average number of shares outstanding - Basic and diluted     2,693,286     2,663,415    2,693,678    2,663,415

See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six months Ended June 30
                                                              ---------------------------
                                                                  2006           2005
                                                              ---------------------------
Cash flows from operating activities:
  Net income                                                  $     38,530    $   188,766
  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
     Depreciation and amortization of premises and
        equipment                                                   82,127         55,544
     Net amortization of premiums, discounts and
        deferred loan fees and cost                               (109,432)       (77,266)
     Provision for loan losses                                      47,949          9,743
     MRP amortization                                               59,747             --
     Stock option amortization                                      47,578             --
     (Increase) in accrued interest receivable                     (41,616)       (29,366)
     (Increase) in cash surrender value of BOLI                    (71,214)            --
     (Increase)  in other assets                                  (498,533)        (3,498)
     (Decrease) increase in other liabilities                      (11,372)       321,766
     ESOP Shares committed to be released                           21,250         22,649
                                                              ---------------------------
        Net cash (used in) provided by operating activities       (434,986)       488,338
                                                              ---------------------------

Cash flows from investing activities:
     Proceeds from calls and maturities of investment
        securities held to maturity                                822,193        911,428
     Principal repayment on mortgage-backed securities
        held to maturity                                         2,522,498      2,701,322
     Purchases of mortgage-backed securities
        held to maturity                                        (5,607,461)    (1,104,099)
     Purchases of loan participation interest                   (5,675,215)    (1,600,000
     Net change in loans receivable                               (345,628)       787,966
     Additions to premises and equipment                          (224,315)            --
     Purchase of FHLBNY stock                                     (400,000)      (180,800)
                                                              ---------------------------
        Net cash provided by (used in) investing activities     (8,907,928)     1,515,817
                                                              ---------------------------

Cash flows from financing activities:
     Net  (decrease) in deposits                                  (833,894)    (1,936,326)
     Advances from FHLBNY                                       23,200,000      3,600,000
     Repayment of advances from FHLBNY                         (14,588,758)            --
     Increase  in advance payments by borrowers
        for taxes and insurance                                     94,200         65,541
     Cash dividend paid to stockholders                             (3,004)        (3,680)
     Purchase of treasury stock                                    (98,825)      (155,145)
                                                              ---------------------------
        Net cash provided by financing activities                7,769,719      1,570,390
                                                              ---------------------------
Net increase (decrease) in cash and cash equivalents            (1,573,195)     3,574,545
Cash and cash equivalents - beginning                            4,911,223      6,215,474
                                                              ---------------------------

Cash and cash equivalents - ending                            $  3,338,028    $ 9,790,019
                                                              ===========================
Supplemental disclosure of cash flow information
  Cash paid during the year for:
     Interest                                                 $  1,595,189    $   982,526
                                                              ---------------------------
     Income taxes                                             $     31,642    $   145,037
                                                              ---------------------------

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

NOTE 2. BASIS OF PRESENTATION
-----------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months and six months ended June 30, 2006, are not necessarily indicative of the results which may be expected for the entire year.

NOTE 3. NET INCOME PER COMMON SHARE
-----------------------------------

Net income per common share was computed by dividing net income for three months and six months ended June 30, 2006 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP. Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using treasury stock method.

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

NOTE 5. RETIREMENT PLANS - COMPONENTS OF NET PERIODIC PENSION COST
------------------------------------------------------------------

Periodic pension expense was as follows:

                                                Three months Ended        Six months Ended
                                               --------------------    ----------------------
                                                     June 30                  June 30
                                               --------------------    ----------------------
                                                 2006        2005         2006         2005
                                               --------------------    ----------------------
Service Cost                                   $ 43,121    $ 42,962    $  86,242    $  85,924
Interest Cost                                    62,996      56,549      125,992      113,098
Expected return on assets                       (46,233)    (43,364)     (92,466)     (86,727)
Amortization of past service cost                (2,750)     (2,750)      (5,500)      (5,500)
Amortization of unrecognized net (gain) loss     15,551      18,400       31,102       36,800
                                               --------------------    ----------------------
     Net periodic benefit cost                 $ 72,685    $ 71,797    $ 145,370    $ 143,595
                                               --------------------    ----------------------

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

Options vest over an eight-year service period. Compensation expense recognized for all options is recognized over the awards' respective requisite service periods. The fair values relating to all options granted prior to calendar 2005 were estimated using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our stock and other factors, such as implied market volatility. We used historical exercise data based on the age at grant of the option holder to estimate the options' expected term, which represents the period of time that the options granted are expected to be outstanding. We anticipated the future option holding periods to be similar to the historical option holding periods. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We recognize compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. There were no options granted during the three months and six months ended June 30, 2006 and 2005 respectively.

Restricted shares vest over an eight-year period. The fair value of restricted shares under the Company's restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company's common stock. The fair value of restricted shares is expensed on a straight-line basis over the requisite service period of eight years.

During the three months ended June 30, 2006, the Company recorded $56,000 of share-based compensation expense, which was comprised of stock option expense of $13,000 and restricted stock expense of $43,000. During the six months ended June 30, 2006, the Company recorded $107,000 of share-based compensation expense, which was comprised of stock option expense of $47,000 and restricted stock expense of $60,000. The Company estimates it will record share-based compensation expense of approximately $173,000 in fiscal 2006.

      The following table illustrates the impact of share-based compensation on reported amounts:

                                        Three months ended               Six month ended
                                           June 30, 2006                  June 30, 2006
                                                       Impact of                       Impact of
                                                      Share-Based                     Share-Based
                                                     Compensation                    Compensation
                                     As Reported        Expense       As Reported       Expense
                                    --------------------------------------------------------------
Income before taxes                    $ 3,876          $55,844         $70,172        $107,325

Income from continuing operations           --               --              --              --

Net Income                              (4,210)          31,610          38,530          72,311

Earnings per Share:

          Basic                        $(0.002)         $  .012         $ 0.014        $ 0.0268
                                    -----------------------------------------------------------

         Diluted                       $(0.002)         $  .012         $ 0.014        $ 0.0268
                                    -----------------------------------------------------------

      A summary of the Company's stock option activity and related information for its option plans for the six months ended June 30, 2006, was as follows:

                                                              Weighted
                                                 Weighted     Average     Aggregate
                                                 Average     Remaining    Intrinsic
                                    Options      Exercise    Contractua     Value
                                    (000's)       Price         Term       (000's)
                                   ----------   ----------   ----------   ----------
Outstanding at December 31, 2005      139,745        $9.71           --           --

      Granted                              --           --           --           --

      Exercised                            --           --           --           --

      Forfeited                            --           --           --           --
                                   ----------

Outstanding at June 30, 2006          139,745        $9.71   6.5 years      $      0
                                   ==========

Exercisable at June 30, 2006           21,660        $9.71   6.5 years      $      0

      A summary of the status of the Company's nonvested options as of June 30, 2006 and changes during the six months ended June 30, 2006, is presented below:


                                                                      Weighted
                                                                       Average
                                                                     Grant Date
                                                        Options         Fair
                                                        (000's)         Value
                                                      -----------    -----------
Nonvested at December 31, 2005                            122,272    $      9.71

      Granted                                                  --             --

      Vested                                               (4,192)   $      9.71

      Forfeited                                                --             --
                                                      -----------

Nonvested at June 30, 2006                                118,080    $      9.71
                                                      ===========

      Expected future compensation expense relating to the 118,080 nonvested options outstanding as of June 30, 2006 is $454,000 over a weighted-average period of 6.5 years.

      A summary of the status of the Company's restricted shares as of June 30, 2006 and changes during the six months ended June 30, 2006, is presented below:

                                                                       Weighted
                                                       Restricted      Average
                                                         Shares       Grant Date
                                                        (000's)       Fair Value
                                                       ----------     ----------
Nonvested at December 31, 2005                             48,751     $     9.71

      Granted                                                  --             --

      Vested                                               (3,343)    $     9.71

      Forfeited                                                --             --
                                                       ----------

Nonvested at June 30, 2006                                 45,408     $     9.71
                                                       ==========

      Expected future compensation expense relating to the 45,408 restricted shares at June 30, 2006 is $406,000 over a weighted-average period of 6.5 years.

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

                                                           Three months end     Six months ended
                                                             June 30, 2005        June 30, 2005
                                                           ----------------     ----------------
Net income, as reported                                      $     85,884         $    188,766

Add: Stock-related compensation expense included in
   reported net income, net of income taxes                         9,470               18,941

Deduct: Stock-related compensation expense determined
   under the fair value method, net of income taxes               (25,489)             (50,978)
                                                             ------------         ------------

Pro forma net income                                         $     69,865         $    156,729
                                                             ------------         ------------

Earnings per share:                                          $      0.032         $      0.071

      Basic, as reported                                            0.026                0.059

      Basic, pro forma                                              0.032                0.071

      Diluted, as reported                                          0.026                0.059

NOTE 7. - EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
----------------------------------------------------

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principles. SFAS No. 154 replaces APB Opinion 20, "Accounting Changes, " and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS N. 154 will not have a material impact on the Bank's financial statements.

      In July 2006, FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No 109" (FIN
48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that an entity recognize in its financial statements the impact of a tax position only if the entity has determined, based upon the technical merits of the tax position, that the tax position would more likely than not be sustained upon an examination by the appropriate taxing authority. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

The Company's assets at June 30, 2006 were $151.9 million compared to $144 million at December 31, 2005, an increase of $7.9 million, or 5.5%. Cash and cash equivalents decreased $1.6 million, or 32.7%, to $3.3 million at June 30, 2006 from $4.9 million at December 31, 2005. Investment securities decreased $819,000 due to repayments, or 10.5%, to $7.0 million at June 30, 2006 from $7.8 million at December 31, 2005. As a partial offset, mortgage-backed securities increased $3.2 million, or 12.5%, to $28.8 million at June 30, 2006 from $25.6 million as of December 31, 2005. In addition, loans receivable increased $6 million, or 6.2%, to $102.6 million at June 30, 2006 from $96.6 million as of December 31, 2005.

Total deposits decreased $834,000, or 0.8%, to $108.4 million at June 30, 2006 from $109.2 million at December 31, 2005. As of June 30, 2006, borrowings from Federal Home Loan Bank of New York were $25.6 million compared to $17 million as of December 31, 2005, an increase of $8.6 million, or 50.6%. Management continued to invest the borrowings in loans receivable consisting of residential, commercial, construction, mixed-use properties and mortgage-backed securities resulting in a net increase of $3.2 million in mortgage-backed securities, and an increase of $6.0 million in loans receivable. Prepayments in investment securities resulted in the net decrease of $819,000.

Total stockholders' equity increased $65,000 to $16.1 million at June 30, 2006 from $16.0 million at December 31, 2005.

On June 30, 2005, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of June 30, 2006, 24,740 shares were acquired at a weighted average price of $8.23 per share.

Comparison of Operating Results for the Three Months Ended June 30, 2006 and June 30, 2005

      General. Net income decreased by $90,000, or 104.7%, to ($4,000) for the quarter ended June 30, 2006 from $86,000 for the same quarter in 2005. The decrease in earnings for the quarter was primarily due to increases of $80,000 in interest expense on deposits, $250,000 in interest expense on FHLB of New York borrowings, $34,000 in provision for loan losses, and a $55,000 increase in non-interest expense, partially offset by an increase of $245,000 in interest income, an increase of $28,000 in non-interest income and a decrease of $56,000 in income taxes,

      Interest Income. Interest income increased $245,000, or 12.9%, to $2.1 million for the quarter ended June 30, 2006 from $1.9 million for the quarter ended June 30, 2005. We attribute the increase in interest income to a higher average yield on a higher interest earning asset base. For the three months ended June 30, 2006, the average balance of $139.5 million in interest-earning assets earned an average yield of 6.14% compared to 5.77% on an average balance of $131.4 million for the three months ended June 30, 2005.

      Interest income on loans increased $141,000, or 9.7%, to $1.6 million for the quarter ended June 30, 2006 from $1.5 million for the same quarter in 2005. The average balance of loans increased $6.0 million to $100.4 million for the quarter ended June 30, 2006 from $94.4 million for the quarter ended June 30, 2005. The average yield on loans increased by 19 basis points to 6.38% for the quarter ended June 30, 2006 from 6.19% for the quarter ended June 30, 2005.

      Interest income on mortgage-backed securities increased $114,000, or 40.1%, to $398,000 for the quarter ended June 30, 2006 from $284,000 for the quarter ended June 30, 2005. The average balance of mortgage-backed securities increased $7.7 million to $28.9 million for the quarter ended June 30, 2006 from $21.2 million for the quarter ended June 30, 2005. The average yield increased by 15 basis points to 5.52% for the quarter ended June 30, 2006 from 5.37% for the same period in 2005.

      Interest income on investment securities decreased $1,700, or 1.5%, to $108,000 for the quarter ended June 30, 2006 from $110,000 for the quarter ended June 30, 2005. The average balance of investment securities decreased $1.3 million to $8.2 million for the quarter ended June 30, 2006 from $9.5 million for the quarter ended June 30, 2005. As a partial offset, the average yield on investment securities increased by 62 basis points to 5.24% for the quarter ended June 30, 2006 from 4.62% for the quarter ended June 30, 2005.

      Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold, decreased $8,000, or 19.5%, to $33,000 for the quarter ended June 30, 2006 from $41,000 for the quarter ended June 30, 2005. The average yield on other interest earning assets increased by 400 basis points to 6.61% for the quarter ended June 30, 2006 from 2.61% for the quarter ended June 30, 2005. The average balance of other interest earning assets decreased $4.3 million to $2.0 million for the quarter ended June 30, 2006 from $6.3 million for the quarter ended June 30, 2005.

      Interest Expense. Total interest expense, comprised of interest expense on deposits and interest expense on FHLB of New York advances, increased $330,000, or 63.3%, to $851,000 for the quarter ended June 30, 2006 from $521,000 for the quarter ended June 30, 2005. The average cost of interest-bearing liabilities increased by 83 basis points to 2.67% for the quarter ended June 30, 2006 from 1.84% for the quarter ended June 30, 2005. The average balance of interest-bearing liabilities increased $13.9 million to $127.3 million for the quarter ended June 30, 2006 from $113.4 million for the quarter ended June 30, 2005.

      Interest expense on deposits increased $79,000, or 15.9%, to $575,000 for the quarter ended June 30, 2006 from $496,000 for the quarter ended June 30, 2005. The average cost of interest-bearing deposits increased by 41 basis points to 2.20% for the quarter ended June 30, 2006 from 1.79% for the quarter ended June 30, 2005, reflecting the upward trend of interest rates on deposits. However, the average balance of interest-bearing deposits decreased $6.6 million to $104.4 million for the quarter ended June 30, 2006 from $111.0 million for the quarter ended June 30, 2005.

      Interest expense on FHLB of New York advances increased $251,000 to $276,000 for the quarter ended June 30, 2006 from $25,000 for the quarter ended June 30, 2005. The average cost of FHLB of New York advances increased by 62 basis points to 4.83% for the quarter ended June 30, 2006 from 4.21% for the quarter ended June 30, 2005. The average balance of FHLB of New York advances increased $20.5 million to $22.9 million for the quarter ended June 30, 2006 from $2.4 million for the quarter ended June 30, 2005.

      Net Interest Income. Net interest income decreased $85,000, or 6.2%, to $1.3 million for the quarter ended June 30, 2006 from $1.4 million for the same quarter in 2005. Our interest rate spread was 3.47% for the quarter ended June 30, 2006 compared to 3.94% for the quarter ended June 30, 2005, a decrease of 47 basis points. Our interest margin for the quarter ended June 30, 2006 was 3.70% compared to 4.19% for the quarter ended June 30, 2005, a decrease of 49 basis points. We attribute the decrease in interest rate spread and interest margin to the higher cost of interest-bearing liabilities.

      Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management recorded a provision of $38,000 for the three months ended June 30, 2006. For the three months ended June 30, 2005, a provision of $4,000 was recorded. Our provision for loan losses was established to address probable and estimable losses in our SBA loan portfolio as well as inherent losses that are probable and estimable in our larger loan portfolio consisting of residential, commercial, construction, and mixed-use properties. The recorded increase in the provision for loan losses for the three months ended June 30, 2006 included calculations of probable and estimable losses in current and non-delinquent loans in residential, commercial, construction and mixed-use properties. For quarter ended June 30, 2006, the increase to provision for loan losses was attributed in part to the growth of our loan portfolio. The level of the allowance at June 30, 2006 is based on estimates, and the ultimate losses may vary from the estimates.

      Non-Interest Income. Non-interest income increased $27,000, or 54.0%, to $78,000 for the quarter ended June 30, 2006 from $50,000 for the quarter ended June 30, 2005. We attribute the increase to increases of $36,000 in Bank Owned Life Insurance income, partially offset by a decrease of $9,000 in fees and service charges.

      Non-Interest Expense. Non-interest expense increased $55,000, or 4.3%, to $1.3 million for the quarter ended June 30, 2006. The net increase of $55,000 to non-interest expense is primarily attributable to increases to directors compensation, equipment expense, legal fees and miscellaneous expense, partially offset by decreases in salaries and employee benefits, occupancy expenses, other insurance premiums, audit and accounting fees, advertising, and federal insurance premium. Director's compensation increased $97,000, or 225.6%, to $140,000 for the three months ended June 30, 2006 from $43,000 for the same period in 2005. The increase to director's expense included the accrual for the accelerated vesting of benefits due to the death of a Flatbush Federal Bancorp director during the quarter ended June 30, 2006. The expense in stock options was not applicable for the quarter ended June 30, 2005.

      Income Tax Expense. The provision for income taxes decreased $56,000, or 87.5%, to $8,000 for the quarter ended June 30, 2006 from $64,000 for the same quarter in 2005. The income tax expense is based on the level of income before taxes of $4,000 and minimum taxes payable for New York State and New York City for the quarter ended June 30, 2006 compared to $150,000 for the quarter ended June 30, 2005.

Comparison of Operating Results for the Six Months Ended June 30, 2006 and June 30, 2005

      General. Net income decreased $150,000, or 79.4%, to $39,000 for the six months ended June 30, 2006 from $189,000 for the six months ended June 30, 2005. The decrease in earnings was primarily due to increases of $150,000 in interest expenses on deposits, $486,000 in interest expenses from FHLB of New York advances, $37,000 in provision of loan losses, and $123,000 in non-interest expenses. This was offset in part by an increase of $468,000 in interest income, an increase of $65,000 in non-interest income, and a decrease of $113,000 in income taxes.

      Interest Income. Interest income increased $467,000, or 12.5%, to $4.2 million for six months ended June 30, 2006 from $3.7 million for six months ended June 30, 2005. The average yield on interest-earning assets increased by 35 basis points to 6.08% for six months ended June 30, 2006 from 5.73% for the same period in 2005. The average balance of interest-earning assets increased $7.8 million to $138.6 million for six months ended June 30, 2006 from $130.8 million for six months ended June 30, 2005.

      Interest income on loans increased $267,000 or 9.2%, to $3.2 million for six months ended June 30, 2006 from $2.9 million for six months ended June 30, 2005. The average balance of loans increased $4.4 million to $98.9 million for six months ended June 30, 2006 from $94.5 million for six months ended June 30, 2005. The average yield on loans increased by 27 basis point to 6.39% for six months ended June 30, 2006 from 6.12% for six months ended June 30, 2005.

      Interest income on mortgage-backed securities increased $186,000, or 32.6%, to $757,000 for six months ended June 30, 2006 from $571,000 for six months ended June 30, 2005. The average balance of mortgage-backed securities increased $6.6 million to $27.8 million for six months ended June 30, 2006 from $21.2 million for six months ended June 30, 2005. The average yield on mortgage-backed securities increased by 6 basis points to 5.44% from 5.38% during the comparative periods.

      Interest income on investment securities decreased $1,000, or 0.5%, to $216,000 for six months ended June 30, 2006 from $217,000 for six months ended June 30, 2005. The average balance of investment securities decreased $1.1 million to $8.6 million for six months ended June 30, 2006 from $9.7 million for the same period in 2005. As a partial offset, the average yield increased by 57 basis points to 5.05% for six months ended June 30, 2006 from 4.48% for six months ended June 30, 2005.

      Interest income on other interest-earning assets, consisting primarily of interest-earning deposits and federal funds sold, increased $15,000, or 23.1%, to $80,000 for six months ended June 30, 2006 from $65,000 for six months ended June 30, 2005. The average balance of other interest-earning assets decreased $2.1 million to $3.3 million for six months ended June 30, 2006 from $5.4 million for the comparable period in 2005. As a partial offset, the average yield increased by 246 basis points to 4.88% for six months ended June 30, 2006 from 2.42% for six months ended June 30, 2005.

      Interest Expense. Total interest expense, comprised of interest expense on deposits and interest expense on FHLB of New York advances, increased $635,000, or 64.6%, to $1.6 million for six months ended June 30, 2006 from $983,000 for six months ended June 30, 2005. The average cost of interest-bearing liabilities increased by 81 basis points to 2.56% for six months ended June 30, 2006 from 1.75% for the same period in 2005. The average balance of interest-bearing liabilities increased $13.9 million to $126.5 million for six months ended June 30, 2006 from $112.6 million for six months ended June 30, 2005.

      Interest expense on deposits increased $149,000, or 15.6%, to $1.1 million for six months ended June 30, 2006 from $957,000 for six months ended June 30, 2005. The average cost of interest-bearing deposits increased by 40 basis points to 2.12% from 1.72% during the comparative periods. However, the average balance of interest-bearing deposits decreased $6.8 million to $104.6 million for six months ended June 30, 2006 from $111.4 million for the six months ended June 30, 2005.

      Interest expense on FHLB of New York advances increased $486,000, or 1,944.0%, to $511,000 for the six months ended June 30, 2006 from $25,000 for the six months ended June 30, 2005. The average balance of FHLB of New York advances increased $20.7 million to $21.9 million for the six months ended June 30, 2006 from $1.2 million for the six months ended June 30, 2005. The average cost of FHLB of New York advances increased by 46 basis points to 4.67% for the six months ended June 30, 2006 from 4.21% for the six months ended June 30, 2005.

      Net Interest Income. Net interest income decreased $168,000, or 6.1%, to $2.6 million for the six months ended June 30, 2006 from $2.8 million for the six months ended June 30, 2005. Our interest rate spread decreased by 46 basis points to 3.52% for the six months ended June 30, 2006 from 3.98% for the six months ended June 30, 2005. Our interest margin decreased by 48 basis points to 3.75% for six months ended June 30, 2006 from 4.23% for the six months ended June 30, 2005.

      Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management recorded a provision of $48,000 for the six months ended June 30, 2006, as compared to a provision of $11,000 for the six months ended June 30, 2005. Our provision for loan losses was established to address probable and estimable losses in our SBA loan portfolio as well as inherent losses that are probable and estimable in our larger loan portfolio consisting of residential, commercial, construction and mixed-use properties. The recorded increase in the provision for loan losses for the six months ended June 30, 2006 included calculations of probable and estimable losses in current and non-delinquent loans in our loan portfolio. For six months ended June 30, 2006, the increase to provision for loan losses was attributed in part to the growth of our loan portfolio. The level of the allowance at June 30, 2006 is based on estimates, and the ultimate losses may vary from the estimates.

      Non-Interest Income. Non-interest income increased by $65,000, or 61.9%, to $170,000 for the six months ended June 30, 2006 from $105,000 for the six months ended June 30, 2005. The increase was caused by increases of $71,000 in Bank Owned Life Insurance income, partially offset by a decrease of $1,000 in fees and service charges and $5,000 in miscellaneous fees.

      Non-Interest Expense. Non-interest expense increased $124,000, or 4.9%, to $2.6 million for the six months ended June 30, 2006 from $2.5 million for the same period in 2005. The increase in non-interest expense is attributable to increases in directors' compensation, occupancy expense, equipment, legal fees, and miscellaneous expense, partially offset by decreases in salary and employee benefits, audit and accounting fees, advertising, federal insurance premium and other insurance premiums. Director's compensation increased $117,000, or 134.5%, to $205,000 for the six months ended June 30, 2006 from $87,000 for the same period in 2005. The increase in director's expense included the accrual for the accelerated vesting of benefits due to the death of a Flatbush Federal Bancorp director during the six months ended June 30, 2006. The expense in stock options was not applicable for the quarter ended June 30, 2005.

      Income Tax Expense. The provision for income taxes decreased $113,000 to $32,000 for the six months ended June 30, 2006 from $145,000 for the six months ended June 30, 2005. The decrease in income tax expense reflects a decrease in income before taxes to $70,000 for the six months ended June 30, 2006 from $334,000 for six months ended June 30, 2005.

Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the "OTS") regulations sufficient to ensure the Association's safe and sound operation. The Association's liquidity averaged 2.91% during the month of June 2006. The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities. Net loans totaled $102.6 million and $96.6 million at June 30, 2006 and December 31, 2005, respectively. Mortgage-backed and investment securities held to maturity totaled $35.8 million and $33.4 million at June 30, 2006 and December 31, 2005, respectively. In addition to funding new loans and mortgage-backed and investment securities purchases through operating activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, maturities of investment securities and advances from FHLB.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York ("FHLB") which provide an additional source of funds. At June 30, 2006, our FHLB borrowings totaled $25.6 million.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations. At June 30, 2006, the Association had outstanding commitments to originate or purchase loans of $12.4 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2006, totaled $35.5 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Association.

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

The following table sets forth the Association's capital position at June 30, 2006, as compared to the minimum regulatory capital requirements:

                                                         Minimal Capital  Under Prompt corrective
                                     Actual               Requirements     Actions Prospective
                            ----------------------     --------------------------------------------
                             Amount         Ratio      Amount     Ratio     Amount       Ratio
                             ------         -----      ------     -----     ------       -----
                            (Dollars in Thousands)
Total Capital               $ 15,516         20.0%    $  6,205      8.0%   $  7,756       10.0%
(to risk-weighted assets

Tier Capital                  15,329         19.8%          --       --       4,654        6.0%
(to risk-weighted assets

Core(Tier 1) Capital          15,413         10.2%       6,076      4.0%      7,595        5.0%
(to adjusted total assets

Tangible Capital              15,413         10.2%       2,279      1.5%         --         --
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

Net Portfolio Value

      The Association's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association's quarterly Thrift Financial Reports. The following table sets forth the Association's NPV as of March 31, 2006, the most recent date the Association's NPV was calculated by the OTS.

                                                                       Net Portfolio Value as a
                                                                     Percentage of Present Value of
                                  Net Portfolio Value                            Assets
Change in               --------------------------------------     ----------------------------------
Interest Rates          Estimated       Amount of   Percent of                     Change in Basis
(basis points)          NPV             Change      Change         NPV Ratio       Points
--------------------    ------------    ----------  ----------     -------------   ------------------
                         (Dollars in Thousands)
+300                    $10,378         $(10,058)   (49%)           7.37%          -586 basis points
+200                     13,620           (6,816)   (33%)           9.38%          -385 basis points
+100                     17,045           (3,391)   (17%)          11.38%          -185 basis points
  0                      20,436               --     --            13.24%                   --
-100                     22,907            2,471     12%           14.48%          +124 basis points
-200                     22,926            2,490     12%           14.35%          +111 basis points

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

There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the June 30, 2006 internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

      On June 30, 2005, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of June 30, 2006, 23,400 shares have been repurchased with repurchases in the second quarter described in the following table:

-------------------------------------------------------------------------------------------------------------------------
                                           Company Purchases of Common Stock
-------------------------------------------------------------------------------------------------------------------------
                                                                                   Total number of   Maximum number (or
                                                                                        shares       approximate dollar
                                                                                     purchased as     value) of shares
                                                                                       part of         that may yet be
                                                                                       publicly        purchased under
                                               Total number of    Average price    announced plans      the plans or
               Period                          shares purchased   paid per share     or programs          programs
-------------------------------------------------------------------------------------------------------------------------
Apr. 1, 2006 through Apr. 30, 2006                   --                --                --                36,600
-------------------------------------------------------------------------------------------------------------------------
May. 1, 2006 through May. 31, 2006                  1,300             $8.05             14,700             35,300
-------------------------------------------------------------------------------------------------------------------------
June 1, 2006 through June 30, 2006                  8,700             $8.02             23,400             26,600
-------------------------------------------------------------------------------------------------------------------------

ITEM 3. Defaults Upon Senior Securities
        -------------------------------

      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

      At the Company's Annual Meeting held on April 27, 2006, stockholders considered and voted on the following:

      1. The election of directors:   FOR           %       WITHHOLD    %
                                      ---          ----     --------   ---
         Anthony J. Monteverdi        2,220,484    98.7     28,612     1.3
         D. John Antoniello           2,231,346    99.2     17,750     0.8

      2. The ratification of the appointment of Beard Miller Company LLP as independent auditors of the Company:

           FOR           %        AGAINST        %       ABSTAIN        %
           ---         ----       -------       ---      -------       ---

           2,235,481   99.7        5,611        0.3       8,004        0.3

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

                                            FLATBUSH FEDERAL BANCORP, INC.


Date:    August 14, 2006                    By:  /s/ Jesus R. Adia
     ---------------------                     --------------------------------
                                                Jesus R. Adia
                                                President and
                                                Chief Executive Officer


Date:    August 14, 2006                    By: /s/ John S. Lotardo
     ---------------------                     --------------------------------
                                                John S. Lotardo
                                                Executive Vice President and
                                                Chief Financial Officer