Form 10QSB
period 2006-09-30
FLATBUSH FEDERAL BANCORP INC
filed 2006-11-14
CIK 1243496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended September 30, 2006
                                                       ---------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

      As of November 10, 2006 the Registrant had outstanding 2,768,317 shares of common stock

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                 Page
                                                                                Number
                                                                                ------
PART I - FINANCIAL INFORMATION

        Item 1:  Financial Statements

                 Consolidated Statements of Financial Condition
                 at September 30, 2006 and December 31, 2005 (Unaudited)          1

                 Consolidated Statements of Income and Comprehensive
                 Income for the Three months and Nine months Ended
                 September 30, 2006 and 2005 (Unaudited)                          2

                 Consolidated Statements of Cash Flows for the Nine months
                 Ended September 30, 2006 and 2005 (Unaudited)                    3

                 Notes to Consolidated Financial Statements                       4 - 9

        Item 2:  Management's Discussion and Analysis or
                 Plan of Operation                                                10 - 16

        Item 3:  Controls and Procedures                                          17

PART II - OTHER INFORMATION

        1.       Legal Proceedings                                                18

        2.       Unregistered Sales of Equity Securities and Use of Proceeds      18

        3.       Defaults upon Senior Securities                                  18

        4.       Submission of Matters to a Vote of Securities Holders            18

        5.       Other Information                                                18

        6.       Exhibits                                                         18-19

SIGNATURES                                                                        20


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                             September 30,     December 31,
ASSETS                                                                           2006              2005
------                                                                      -------------------------------

Cash and amounts due from depository institutions                           $   1,993,756     $   2,457,712
Interest earning deposits in other banks                                        1,638,921         2,103,511
Federal Funds sold                                                              2,100,000           350,000
                                                                            -------------------------------
    Cash and cash equivalents                                                   5,732,677         4,911,223

Investment securities held to maturity, fair value of $6,877,745 as
of September 30, 2006 and $7,692,019 in 2005                                    6,989,526         7,808,507
Mortgage-backed securities held to maturity, fair value of
$26,411,325 as of September 30, 2006 and $25,327,841 in 2005                   26,862,248        25,633,274
Loans receivable                                                              106,264,109        96,591,008
Premises and equipment                                                          2,929,794         2,807,623
Federal Home Loan Bank (FHLB) of New York stock                                 1,502,400           978,400
Interest receivable                                                               690,501           654,744
Bank owned life insurance                                                       3,715,016         3,607,353
Other assets                                                                    1,350,897           960,433
                                                                            -------------------------------
    Total assets                                                            $ 156,037,168     $ 143,952,565
                                                                            -------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
------------
Deposits                                                                    $ 109,485,671     $ 109,217,654
FHLB of New York Advances                                                      28,335,727        16,969,464
Advance payments by borrowers for taxes and insurance                             546,393           325,478
Other liabilities                                                               1,481,574         1,407,347
                                                                            -------------------------------
     Total liabilities                                                        139,849,365       127,919,943
                                                                            -------------------------------
Stockholders' equity:
---------------------
Preferred stock $0.01 par value, 1,000,000 shares authorized;
     none issued and outstanding                                                       --                --

Common stock $0.01 par value, 9,000,000 shares authorized; 2,799,657 and
     2,545,464 issued; and 2,768,317 and 2,534,064
     shares outstanding, respectively                                              27,998            25,455
Additional paid in capital                                                     12,037,458         9,741,564
Retained earnings, substantially restricted                                     4,969,770         6,988,292
Unearned employees' stock ownership plan ("ESOP") shares                         (592,198)         (617,824)
Treasury stock - 31,340 shares and 11,400 shares, respectively                   (255,225)         (104,865)
                                                                            -------------------------------
    Total stockholders' equity                                                 16,187,803        16,032,622
                                                                            -------------------------------

    Total liabilities and stockholders' equity                              $ 156,037,168     $ 143,952,565

                                                                            -------------------------------

See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                        Three months Ended          Nine months Ended
                                                                     ------------------------    ------------------------
                                                                           September 30,               September 30,
                                                                     ------------------------    ------------------------
                                                                        2006          2005          2006          2005
                                                                     ------------------------    ------------------------
Interest income
   Loans                                                             $1,732,122    $1,468,297    $4,892,736    $4,362,002
   Mortgage-backed securities                                           415,207       305,800     1,172,155       877,052
   Investments                                                          105,694       110,345       321,245       326,981
   Other interest earning assets                                         23,505        43,597       103,984       108,413
                                                                     ------------------------    ------------------------
          Total interest income                                       2,276,528     1,928,039     6,490,120     5,674,448
                                                                     ------------------------    ------------------------

Interest expense on deposits                                            622,470       510,144     1,729,804     1,467,393
Interest expense on FHLB advances                                       350,281        48,004       860,832        73,282
                                                                     ------------------------    ------------------------
          Total interest expense                                        972,751       558,148     2,590,636     1,540,675
                                                                     ------------------------    ------------------------

Net interest income                                                   1,303,777     1,369,891     3,899,484     4,133,773
Provision for loan losses                                                   595         8,224        48,544        19,111
                                                                     ------------------------    ------------------------
          Net interest income after provision for loan losses         1,303,182     1,361,667     3,850,940     4,114,662
                                                                     ------------------------    ------------------------

Non-interest income:
   Fees and service charges                                              39,639        49,653       135,234       146,177
   BOLI investment income                                                36,449            --       107,663            --
   Miscellaneous                                                            569         1,728         3,928        10,072
                                                                     ------------------------    ------------------------
          Total non-interest income                                      76,657        51,381       246,825       156,249
                                                                     ------------------------    ------------------------

Non-interest expenses:
   Salaries and employee benefits                                       705,899       754,419     2,187,839     2,282,642
   Net occupancy expense of premises                                    114,949       128,809       386,194       380,306
   Equipment                                                            136,841       134,381       407,171       391,980
   Directors' fees                                                       89,319        48,752       293,932       135,890
   Legal fees                                                             9,423         7,942        51,021        38,324
   Audit and accounting fees                                             28,500        24,493        75,045        74,993
   Advertising                                                            5,156         4,941        16,391        18,923
   Federal insurance premium                                              3,834         4,273        11,800        13,476
   Other insurance premium                                               42,232        40,256       123,982       132,122
   Miscellaneous                                                         95,194        94,088       325,726       297,760
                                                                     ------------------------    ------------------------
        Total non-interest expenses                                   1,231,347     1,242,354     3,879,101     3,766,416
                                                                     ------------------------    ------------------------

Income before income taxes                                              148,492       170,694       218,664       504,495
Income taxes                                                             50,286        70,097        81,928       215,134
                                                                     ------------------------    ------------------------
Net income and comprehensive income                                  $   98,206    $  100,597    $  136,736    $  289,361

                                                                     ------------------------    ------------------------

Net income per common share - Basic and diluted                      $     0.04    $     0.04    $     0.05    $     0.11
Weighted average number of shares outstanding - Basic and diluted     2,685,311     2,648,989     2,690,858     2,657,845

See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine months Ended September 30,
                                                              -------------------------------
                                                                  2006               2005
                                                              -------------------------------
Cash flows from operating activities:
  Net income                                                  $    136,736       $    289,361
     Depreciation and amortization of premises and
        equipment                                                  123,439             85,149
     Net amortization of premiums, discounts and
        deferred loan fees and cost                               (123,553)          (101,541)
     Provision for loan losses                                      48,544             19,111
     MRP amortization                                               75,642             50,734
     Stock option amortization                                      64,732                 --
     (Increase) in accrued interest receivable                     (35,757)           (25,636)
     (Increase) in cash surrender value of Bank Owned
      Life Insurance (BOLI)                                       (107,663)                --
     (Increase) decrease in other assets                          (390,464)             4,820
     Increase in other liabilities                                  74,227            375,849
     ESOP Shares committed to be released                           31,435             33,054
                                                              -------------------------------
        Net cash (used in) provided by operating activities       (102,682)           730,901
                                                              -------------------------------

Cash flows from investing activities:
     Proceeds from calls and maturities of investment
        securities held to maturity                                822,193          1,142,884
     Principal repayment on mortgage-backed securities
        held to maturity                                         4,498,666          3,584,744
     Purchases of mortgage-backed securities
        held to maturity                                        (5,776,928)        (6,615,917)
     Purchases of loan participation interest                   (7,739,835)        (2,425,000)
     Net change in loans receivable                             (1,812,181)         1,116,272
     Additions to premises and equipment                          (245,610)          (366,013)
     Purchase of FHLB of New York stock                           (524,000)          (180,800)
                                                              -------------------------------
        Net cash  (used in) investing activities               (10,777,695)        (3,743,830)
                                                              -------------------------------

Cash flows from financing activities:
     Net  increase (decrease) in deposits                          268,017         (4,559,494)
     Advances from FHLB of New York                             49,200,000         10,638,935
     Repayment of advances from FHLB of New York               (37,833,737)                --
     Increase  in advance payments by borrowers
         for taxes and insurance                                   220,915            200,775
     Cash dividend paid to stockholders                             (3,004)            (3,680)
     Purchase of treasury stock                                   (150,360)          (180,245)
                                                              -------------------------------
        Net cash provided by financing activities               11,701,831          6,096,291
                                                              -------------------------------
Net increase in cash and cash equivalents                          821,454          3,083,362
Cash and cash equivalents - beginning                            4,911,223          6,215,474
                                                              -------------------------------

Cash and cash equivalents - ending                            $  5,732,677       $  9,298,836
                                                              ===============================
Supplemental disclosure of cash flow information
  Cash paid during the year for:
     Interest                                                 $  2,544,413       $  1,516,946
                                                              -------------------------------
     Income taxes                                             $    134,131       $    215,134
                                                              -------------------------------

See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PRINCIPLES OF CONSOLIDATION
-----------------------------------

The consolidated financial statements include the accounts of Flatbush Federal Bancorp, Inc., (the "Company"), the Flatbush Federal Savings and Loan Association, (the "Association"), and the Association's subsidiary Flatbush REIT, Inc. The Company's business is conducted principally through the Association. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. BASIS OF PRESENTATION
-----------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months and nine months ended September 30, 2006, are not necessarily indicative of the results which may be expected for the entire year.

NOTE 3. NET INCOME PER COMMON SHARE
-----------------------------------

Net income per common share was computed by dividing net income for the three months and nine months ended September 30, 2006 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP. Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method.

NOTE 4. CRITICAL ACCOUNTING POLICIES
------------------------------------

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Since there has been no material shift in the loan portfolio, the level of the allowance for loan losses has changed primarily due to changes in the size of the loan portfolio and the level of nonperforming loans. We have allocated the allowance among categories of loan types as well as classification status at each period-end date. Assumptions and allocation percentages based on loan types and classification status have been consistently applied. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages.

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the regulatory authorities, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examinations.

NOTE 5. RETIREMENT PLANS - COMPONENTS OF NET PERIODIC PENSION COST
------------------------------------------------------------------

Periodic pension expense was as follows:

                                                   Three months Ended             Nine months Ended
                                                      September 30,                 September 30,
                                                -------------------------     -------------------------
                                                   2006           2005           2006           2005
                                                -------------------------     -------------------------
Service Cost                                    $   43,121     $   42,962     $  129,363     $  128,886
Interest Cost                                       62,996         56,549        188,988        169,647
Expected return on assets                          (46,233)       (43,364)      (138,699)      (130,092)
Amortization of past service cost                   (2,750)        (2,750)        (8,250)        (8,250)
Amortization of unrecognized net (gain) loss        15,551         18,400         46,653         55,200
                                                -------------------------     -------------------------
   Net periodic benefit cost                    $   72,685     $   71,797     $  218,055     $  215,391
                                                -------------------------     -------------------------

NOTE 6. STOCK COMPENSATION PLANS
--------------------------------

The Company has two stock-related compensation plans, including stock option and restricted stock plans, which are described in Note 11 to the Company's Consolidated Financial Statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. Through December 31, 2005, the Company accounted for its stock option and restricted stock plans using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations for these plans. Under APB No. 25, generally, when the exercise price of the Company's stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on January 1, 2006 and, therefore, began to expense the fair value of all options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all share-based compensation granted subsequent to December 31, 2005, over its requisite service periods.

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

Options vest over an eight-year service period. Compensation expense recognized for all options is recognized over the awards' respective requisite service periods. The fair values relating to all options granted prior to calendar 2005 were estimated using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our stock and other factors, such as implied market volatility. We used historical exercise data based on the age at grant of the option holder to estimate the options' expected term, which represents the period of time that the options granted are expected to be outstanding. We anticipated the future option holding periods to be similar to the historical option holding periods. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We recognize compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. There were no options granted during the three months and nine months ended September 30, 2006 and 2005 respectively.

Restricted shares vest over an eight-year period. The fair value of restricted shares under the Company's restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company's common stock. The fair value of restricted shares is expensed on a straight-line basis over the requisite service period of eight years.

During the three months ended September 30, 2006, the Company recorded $33,000 of share-based compensation expense, which was comprised of stock option expense of $17,000 and restricted stock expense of $16,000. During the nine months ended September 30, 2006, the Company recorded $140,000 of share-based compensation expense, which was comprised of stock option expense of $65,000 and restricted stock expense of $75,000. The Company estimates it will record share-based compensation expense of approximately $173,000 in fiscal 2006.

      The following table illustrates the impact of share-based compensation on reported amounts:

                                         Three months ended             Nine month ended
                                         September 30, 2006            September 30, 2006
                                                     Impact of                     Impact of
                                                    Share-Based                   Share-Based
                                                    Compensation                  Compensation
                                     As Reported      Expense      As Reported      Expense
                                     ------------   ------------   ------------   ------------
Income before taxes                  $    148,492   $     33,048   $    218,664   $    140,373

Income from continuing operations              --             --             --             --

Net Income                                 98,206         22,709        136,736         95,198

Earnings per Share:

         Basic                       $      0.037   $       .008   $      0.051   $      0.035
                                     ------------   ------------   ------------   ------------

         Diluted                     $      0.037   $       .008   $      0.051   $      0.035
                                     ------------   ------------   ------------   ------------

      A summary of the Company's stock option activity and related information for its option plans for the nine months ended September 30, 2006, was as follows:

                                                                    Weighted
                                                      Weighted       Average       Aggregate
                                                      Average       Remaining      Intrinsic
                                                      Exercise     Contractual       Value
                                         Options       Price          Term          (000's)
                                        ---------    ----------   -------------   -----------
Outstanding at December 31, 2005          139,745     $   9.71              --           --

    Granted                                    --           --              --           --

    Exercised                                  --           --              --           --

    Forfeited                                  --           --              --           --
                                        ---------

Outstanding at September 30, 2006         139,745     $   9.71      6.25 years     $      0
                                        =========

Exercisable at September 30, 2006          21,136     $   9.71      6.25 years     $      0

      A summary of the status of the Company's nonvested options as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

                                                                       Weighted
                                                                       Average
                                                                      Grant Date
                                                         Options      Fair Value
                                                        ---------     ----------

Nonvested at December 31, 2005                           122,277       $   9.71

    Granted                                                   --             --

    Vested                                                (3,668)      $   9.71

    Forfeited                                                 --             --
                                                        --------

Nonvested at September 30, 2006                          118,609       $   9.71
                                                        ========

      Expected future compensation expense relating to the 118,609 nonvested options outstanding as of September 30, 2006 is $420,000 over a weighted-average period of 6.25 years.

      A summary of the status of the Company's restricted shares as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

                                                                       Weighted
                                                                       Average
                                                       Restricted     Grant Date
                                                         Shares       Fair Value
                                                       ----------     ----------
Nonvested at December 31, 2005                            48,762       $   9.71

    Granted                                                   --             --

    Vested                                                (2,925)      $   9.71

    Forfeited                                                 --             --
                                                        --------

Nonvested at September 30, 2006                           45,837       $   9.71
                                                        ========

      Expected future compensation expense relating to the 45,837 restricted shares at September 30, 2006 is $390,000 over a weighted-average period of 6.25 years.

      For purposes of pro forma disclosures, the estimated fair value of the stock options and restricted stock plans were amortized to expense over their assumed vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to all stock-related compensation.

                                                       Three months ended     Nine months ended
                                                       September 30, 2005     September 30, 2005
                                                       ------------------     ------------------
Net income, as reported                                    $  100,597             $  289,361

Add: Stock-related compensation expense included in
   reported net income, net of income taxes                     8,958                 27,899

Deduct: Stock-related compensation expense
   determined under the fair value method, net of
   income taxes                                               (25,489)               (76,467)
                                                           ----------             ----------

Pro forma net income                                       $   84,066             $  240,793
                                                           ----------             ----------

Earnings per share:

      Basic, as reported                                   $    0.038             $    0.109

      Basic, pro forma                                          0.032                  0.091

      Diluted, as reported                                      0.038                  0.109

      Diluted, pro forma                                        0.032                  0.091

NOTE 7. - EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
----------------------------------------------------

      In July 2006, FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No 109" (FIN
48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that an entity recognize in its financial statements the impact of a tax position only if the entity has determined, based upon the technical merits of the tax position, that the tax position would more likely than not be sustained upon an examination by the appropriate taxing authority. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"). SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption is SFAS No. 155 will have a material impact on the Company's consolidated financial position and results of operations.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its consolidated financial statements.

      In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statements No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

      On September 29, 2006 the Financial Accounting Standard FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company's fiscal year end. SFAS 158 is effective for publicly - held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company's consolidated financial conditions or results of operations.

      On September 13, 2006, the Securities and Exchange Commission "SEC" issue Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that its adoption will have no impact on the consolidated reported results of operations or financial condition.

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

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

      The Company's assets at September 30, 2006 were $156.0 million compared to $144.0 million at December 31, 2005, an increase of $12.0 million, or 8.3%. Cash and cash equivalents increased $822,000, or 16.7%, to $5.7 million at September 30, 2006 from $4.9 million at December 31, 2005. Investment securities decreased $819,000 due to repayments, or 10.5%, to $7.0 million at September 30, 2006 from $7.8 million at December 31, 2005. Mortgage-backed securities increased $1.3 million, or 5.1%, to $26.9 million at September 30, 2006 from $25.6 million as of December 31, 2005. In addition, loans receivable increased $9.7 million, or 10.0%, to $106.3 million at September 30, 2006 from $96.6 million as of December 31, 2005.

      Total deposits increased $268,000, or 0.2%, to $109.5 million at September 30, 2006 from $109.2 million at December 31, 2005. As of September 30, 2006, borrowings from Federal Home Loan Bank of New York were $28.3 million compared to $17.0 million as of December 31, 2005, an increase of $11.3 million, or 66.5%. Management continued to invest the borrowings in loans receivable consisting of residential, commercial, construction and mixed-use properties and mortgage-backed securities resulting in a net increase of $1.3 million in mortgage-backed securities, and an increase of $9.7 million in loans receivable. Prepayments in investment securities resulted in the net decrease of $819,000.

      Total stockholders' equity increased $155,000, or 1.0%, to $16.2 million at September 30, 2006 from $16.0 million at December 31, 2005.

      On June 30, 2005, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock is held as treasury stock and will be available for general corporate purposes. As of September 30, 2006, 31,340 shares were acquired at a weighted average price of $8.14 per share.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and September 30, 2005

      General. Net income decreased by $3,000, or 3.0%, to $98,000 for the quarter ended September 30, 2006 from $101,000 for the same quarter in 2005. The decrease in earnings for the quarter was primarily due to increases of $112,000 in interest expense on deposits and $302,000 in interest expense on FHLB of New York borrowings, partially offset by an increase of $348,000 in interest income, an increase of $25,000 in non-interest income and a decrease of $7,000 in provision for loan loss, an $11,000 decrease in non-interest expense and a decrease of $20,000 in income taxes.

      Interest Income. Interest income increased $348,000, or 18.0%, to $2.3 million for the quarter ended September 30, 2006 from $1.9 million for the quarter ended September 30, 2005. We attribute the increase in interest income to a higher average yield on a larger interest earning asset base. For the three months ended

September 30, 2006, the average balance of $143.4 million in interest-earning assets earned an average yield of 6.35% compared to 5.85% on an average balance of $131.7 million for the three months ended September 30, 2005.

      Interest income on loans increased $264,000, or 18.0%, to $1.7 million for the quarter ended September 30, 2006 from $1.5 million for the quarter ended September 30, 2005. The average balance of loans increased $11.1 million to $104.9 million for the quarter ended September 30, 2006 from $93.8 million for the quarter ended September 30, 2005. The average yield on loans increased by 35 basis points to 6.61% for the quarter ended September 30, 2006 from 6.26% for the quarter ended September 30, 2005.

      Interest income on mortgage-backed securities increased $109,000, or 35.6%, to $415,000 for the quarter ended September 30, 2006 from $306,000 for the quarter ended September 30, 2005. The average balance of mortgage-backed securities increased $3.6 million to $27.3 million for the quarter ended September 30, 2006 from $23.7 million for the quarter ended September 30, 2005. The average yield increased by 92 basis points to 6.08% for the quarter ended September 30, 2006 from 5.16% for the same period in 2005.

      Interest income on investment securities decreased $4,000, or 3.6%, to $106,000 for the quarter ended September 30, 2006 from $110,000 for the quarter ended September 30, 2005. The average balance of investment securities decreased $618,000 to $8.5 million for the quarter ended September 30, 2006 from $9.1 million for the quarter ended September 30, 2005. As a partial offset, the average yield on investment securities increased by 15 basis points to 4.99% for the quarter ended September 30, 2006 from 4.84% for the quarter ended September 30, 2005.

      Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold, decreased $20,000, or 45.5%, to $24,000 for the quarter ended September 30, 2006 from $44,000 for the quarter ended September 30, 2005. The average yield on other interest earning assets increased by 3 basis points to 3.44% for the quarter ended September 30, 2006 from 3.41% for the quarter ended September 30, 2005. The average balance of other interest earning assets decreased $2.5 million to $2.7 million for the quarter ended September 30, 2006 from $5.2 million for the quarter ended September 30, 2005.

      Interest Expense. Total interest expense, comprised of interest expense on deposits and interest expense on FHLB of New York advances, increased $415,000, or 74.4%, to $973,000 for the quarter ended September 30, 2006 from $558,000 for the quarter ended September 30, 2005. The average cost of interest-bearing liabilities increased by 101 basis points to 2.97% for the quarter ended September 30, 2006 from 1.96% for the quarter ended September 30, 2005. The average balance of interest-bearing liabilities increased $16.8 million to $131.0 million for the quarter ended September 30, 2006 from $114.2 million for the quarter ended September 30, 2005.

      Interest expense on deposits increased $112,000, or 22.0%, to $622,000 for the quarter ended September 30, 2006 from $510,000 for the quarter ended September 30, 2005. The average cost of interest-bearing deposits increased by 53 basis points to 2.42% for the quarter ended September 30, 2006 from 1.89% for the quarter ended September 30, 2005, reflecting the upward trend of interest rates on deposits. However, the average balance of interest-bearing deposits decreased $5.3 million to $103.0 million for the quarter ended September 30, 2006 from $108.3 million for the quarter ended September 30, 2005.

      Interest expense on FHLB of New York advances increased $302,000 to $350,000 for the quarter ended September 30, 2006 from $48,000 for the quarter ended September 30, 2005. The average cost of FHLB of New York advances increased by 178 basis points to 5.02% for the quarter ended September 30, 2006 from 3.24% for the quarter ended September 30, 2005. The average balance of FHLB of New York advances increased $22.0 million to $27.9 million for the quarter ended September 30, 2006 from $5.9 million for the quarter ended September 30, 2005.

      Net Interest Income. Net interest income decreased $66,000, or 4.8%, to $1.3 million for the quarter ended September 30, 2006 from $1.3 million for the same quarter in 2005. The Company's interest rate spread was 3.38% for the quarter ended September 30, 2006 compared to 3.89% for the quarter ended September 30, 2005, a decrease of 51 basis points. The Company's interest margin for the quarter ended September 30, 2006 was 3.64% compared to 4.16% for the quarter ended September 30, 2005, a decrease of 52 basis points. The Company attributes the decrease in interest rate spread and interest margin to the higher cost of interest-bearing liabilities.

      Provision for Loan Losses. Provision for loan losses, which are charged to operations, are established at a level necessary to absorb known and inherent losses that are both probable and reasonably estimatable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, the Company recorded a provision of $1,000 for the quarter ended September 30, 2006. For the quarter ended September 30, 2005, a provision of $8,000 was recorded. The Company's provision for loan losses was established to address probable and estimable losses in the Company's SBA loan portfolio, as well as inherent losses that are probable and estimatable in the Company's larger loan portfolio consisting of residential, commercial, construction, and mixed-use properties. The recorded provision for loan losses for the quarter ended September 30, 2006 included calculations of probable and estimatable losses in current and non-delinquent loans in residential, commercial, construction and mixed-use properties. The level of the allowance at September 30, 2006 is based on estimates, and the ultimate losses may vary from the estimates.

      Non-Interest Income. Non-interest income increased $26,000, or 51.0%, to $77,000 for the quarter ended September 30, 2006 from $51,000 for the quarter ended September 30, 2005. We attribute this to increases of $36,000 in Bank Owned Life Insurance income, which was partially offset by a decrease of $10,000 in fees and service charges.

      Non-Interest Expense. Non-interest expense decreased $11,000, or 0.9%, to $1.2 million for the quarter ended September 30, 2006. The net decrease of $11,000 to non-interest expense is primarily attributable to decreases to salaries and employee benefits and net occupancy expense of premises, partially offset by increases to director's compensation, equipment expense, legal fees, audit and accounting expenses, other insurance premiums and miscellaneous expenses. Director's compensation increased $40,000, or 81.6%, to $89,000 for the three months ended September 30, 2006 from $49,000 for the same period in 2005. The increase to director's expense included fees for board of director nominating and executive committee meetings, as well as the expense of stock options which was not applicable for the quarter ended September 30, 2005.

      Income Tax Expense. The provision for income taxes decreased $20,000, or 28.6%, to $50,000 for the quarter ended September 30, 2006 from $70,000 for the same quarter in 2005. The income tax expense is based on the level of income before taxes of $148,000 and minimum taxes payable for New York State and New York City for the quarter ended September 30, 2006 compared to $171,000 for the quarter ended September 30, 2005. The reduction in tax rates for the quarter ended September 30, 2006 as compared to the same period for September 30, 2005, was mainly due to non-taxable Bank Owned Life Insurance (BOLI) investment income which was not applicable for the quarter ended September 30, 2005.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and September 30, 2005

      General. Net income decreased $152,000, or 52.6%, to $137,000 for the nine months ended September 30, 2006 from $289,000 for the nine months ended September 30, 2005. The decrease in earnings was primarily due to increases of $262,000 in interest expense on deposits, $788,000 in interest expense from FHLB of New York advances, $29,000 in provision of loan losses, and $113,000 in non-interest expenses. This, however, was offset in part by an increase of $816,000 in interest income, an increase of $91,000 in non-interest income, and a decrease of $133,000 in income taxes.

      Interest Income. Interest income increased $816,000, or 14.4%, to $6.5 million for nine months ended September 30, 2006 from $5.7 million for nine months ended September 30, 2005. The average yield on interest-earning assets increased by 40 basis points to 6.17% for nine months ended September 30, 2006 from 5.77% for the same period in 2005. The average balance of interest-earning assets increased $9.1 million to $140.2 million for nine months ended September 30, 2006 from $131.1 million for nine months ended September 30, 2005.

      Interest income on loans increased $531,000 or 12.2%, to $4.9 million for nine months ended September 30, 2006 from $4.4 million for nine months ended September 30, 2005. The average balance of loans increased $6.6 million to $100.9 million for nine months ended September 30, 2006 from $94.3 million for nine months ended

September 30, 2005. The average yield on loans increased by 30 basis points to 6.47% for the nine months ended September 30, 2006 from 6.17% for nine months ended September 30, 2005.

      Interest income on mortgage-backed securities increased $295,000, or 33.6%, to $1.2 million for nine months ended September 30, 2006 from $877,000 for nine months ended September 30, 2005. The average balance of mortgage-backed securities increased $5.6 million to $27.7 million for nine months ended September 30, 2006 from $22.1 million for nine months ended September 30, 2005. The average yield on mortgage-backed securities increased by 35 basis points to 5.65% from 5.30% during the comparative period.

      Interest income on investment securities decreased $6,000, or 1.8%, to $321,000 for nine months ended September 30, 2006 from $327,000 for nine months ended September 30, 2005. The average balance of investment securities decreased $963,000 to $8.5 million for nine months ended September 30, 2006 from $9.5 million for the same period in 2005. As a partial offset, the average yield increased by 43 basis points to 5.03% for nine months ended September 30, 2006 from 4.60% for nine months ended September 30, 2005.

      Interest income on other interest-earning assets, consisting primarily of interest-earning deposits and federal funds sold, decreased $4,000, or 3.7%, to $104,000 for nine months ended September 30, 2006 from $108,000 for nine months ended September 30, 2005. The average balance of other interest-earning assets decreased $2.2 million to $3.1 million for nine months ended September 30, 2006 from $5.3 million for the comparable period in 2005. As a partial offset, the average yield increased by 174 basis points to 4.46% for nine months ended September 30, 2006 from 2.72% for nine months ended September 30, 2005.

      Interest Expense. Total interest expense, comprised of interest expense on deposits and interest expense on FHLB of New York advances, increased $1.1 million, or 73.3%, to $2.6 million for nine months ended September 30, 2006 from $1.5 million for nine months ended September 30, 2005. The average cost of interest-bearing liabilities increased by 88 basis points to 2.70% for nine months ended September 30, 2006 from 1.82% for the same period in 2005. Additionally, the average balance of interest-bearing liabilities increased $14.9 million to $128.0 million for nine months ended September 30, 2006 from $113.1 million for nine months ended September 30, 2005.

      Interest expense on deposits increased $262,000, or 17.9%, to $1.7 million for nine months ended September 30, 2006 from $1.5 million for nine months ended September 30, 2005. The average cost of interest-bearing deposits increased by 45 basis points to 2.22% from 1.77% during the comparative periods. However, the average balance of interest-bearing deposits decreased $6.2 million to $104.1 million for nine months ended September 30, 2006 from $110.3 million for the nine months ended September 30, 2005.

      Interest expense on FHLB of New York advances increased $789,000, or 1,080.8%, to $862,000 for the nine months ended September 30, 2006 from $73,000 for the nine months ended September 30, 2005. The average balance of FHLB of New York advances increased $21.1 million to $23.9 million for the nine months ended September 30, 2006 from $2.8 million for the nine months ended September 30, 2005. The average cost of FHLB of New York advances increased by 129 basis points to 4.80% for the nine months ended September 30, 2006 from 3.51% for the nine months ended September 30, 2005.

      Net Interest Income. Net interest income decreased $235,000, or 5.7%, to $3.9 million for the nine months ended September 30, 2006 from $4.1 million for the nine months ended September 30, 2005. The Company's interest rate spread decreased by 49 basis points to 3.47% for the nine months ended September 30, 2006 from 3.96% for the nine months ended September 30, 2005. Similarly, the interest margin decreased by 49 basis points to 3.71% for nine months ended September 30, 2006 from 4.20% for the nine months ended September 30, 2005.

      Provision for Loan Losses. Provisions for loan losses, which are charged to operations, are established at a level necessary to absorb known and inherent losses that are both probable and reasonably estimatable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, the Company recorded a provision for loan losses of $49,000 for the nine months ended September 30, 2006, as compared to a provision of $19,000 for the nine months ended September 30, 2005. The Company provision for loan losses was established to address probable and estimatable losses in the Company's SBA loan portfolio as well as inherent losses that are probable and estimable in our larger loan portfolio consisting of residential, commercial, construction and mixed-use properties. The recorded increase in the provision for loan losses for the nine months ended September 30, 2006 included calculations of probable and estimatable losses in current and non-delinquent loans in our loan portfolio. For nine months ended September 30, 2006, the increase to provision for loan losses was attributed in part to the growth of the Company's loan portfolio. The level of the allowance at September 30, 2006 is based on estimates, and the ultimate losses may vary from the estimates.

      Non-Interest Income. Non-interest income increased by $91,000, or 58.3%, to $247,000 for the nine months ended September 30, 2006 from $156,000 for the nine months ended September 30, 2005. The increase was caused by increases of $108,000 in Bank Owned Life Insurance income, which was partially offset by a decrease of $11,000 in fees and service charges and $6,000 in miscellaneous income.

      Non-Interest Expense. Non-interest expense increased $113,000, or 3.0%, to $3.9 million for the nine months ended September 30, 2006 from $3.8 million for the same period in 2005. The increase in non-interest expense is attributable to increases in directors' compensation, occupancy expense, equipment, legal fees, and miscellaneous expense, which, however, were partially offset by decreases in salary and employee benefits, advertising, federal insurance premium and other insurance premiums. Director's compensation increased $158,000, or 116.2%, to $294,000 for the nine months ended September 30, 2006 from $136,000 for the same period in 2005. The increase in director's expense included the accrual for the accelerated vesting of benefits due to the death of a Flatbush Federal director during the nine months ended September 30, 2006. The expense in stock options was not applicable for the nine months ended September 30, 2005.

      Income Tax Expense. The provision for income taxes decreased $133,000 to $82,000 for the nine months ended September 30, 2006 from $215,000 for the nine months ended September 30, 2005. The decrease in income tax expense reflects a decrease in income before taxes to $219,000 for the nine months ended September 30, 2006 from $504,000 for nine months ended September 30, 2005. The reduction in tax rates for the nine months ended September 30, 2006 as compared to the same period for September 30, 2005, was mainly due to non-taxable Bank Owned Life Insurance (BOLI) investment income which was not applicable for the nine months ended September 30, 2005.

Liquidity and Capital Resources

      The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the "OTS") regulations sufficient to ensure the Association's safe and sound operation. The Association's liquidity averaged 4.16% during the month of September 2006. The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level, as appropriate, to meet its asset/liability objectives.

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

      The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities. Net loans totaled $106.3 million and $96.6 million at September 30, 2006 and December 31, 2005, respectively. Mortgage-backed and investment securities held to maturity totaled $33.9 million and $33.4 million at September 30, 2006 and December 31, 2005, respectively. In addition to funding new loans and mortgage-backed and investment securities purchases through operating activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, maturities of investment securities and advances from FHLB.

      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB of New York which provide an additional source of funds. At September 30, 2006, our FHLB of New York borrowings totaled $28.3 million.

      The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations. At September 30, 2006, the Association had outstanding commitments to originate or purchase loans of $12.2 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2006, totaled $44.9 million. Management believes that, based upon its experience and the Association's deposit flow history, a significant portion of such deposits will remain with the Association.

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

      The following table sets forth the Association's capital position at September 30, 2006, as compared to the minimum regulatory capital requirements:

                                                         Minimal Capital    Under Prompt corrective
                                      Actual              Requirements        Actions Prospective
                              ---------------------------------------------------------------------
                                 Amount      Ratio      Amount      Ratio      Amount      Ratio
                                 ------      -----      ------      -----      ------      -----
                                                     (Dollars in Thousands)
Total Capital                   $15,367      19.2%     $ 6,411       8.0%     $ 8,014      10.0%
(to risk-weighted assets)

Tier Capital                     15,180      18.9%          --        --        4,808       6.0%
(to risk-weighted assets)

Core (Tier 1) Capital            15,264       9.8%       6,243       4.0%       7,804       5.0%
(to adjusted total assets)

Tangible Capital                 15,264       9.8%       2,341       1.5%          --        --
(to adjusted total assets)

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

Net Portfolio Value

      The Association's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association's quarterly Thrift Financial Reports. The following table sets forth the Association's NPV as of June 30, 2006, the most recent date the Association's NPV was calculated by the OTS.

                                                                   Net Portfolio Value as a
                                                                Percentage of Present Value of
                              Net Portfolio Value                           Assets
Change in            --------------------------------------    --------------------------------
Interest Rates       Estimated    Amount of      Percent of                  Change in Basis
(basis points)       NPV          Change         Change        NPV Ratio     Points
                     ---------    ---------      ----------    ---------     ------------------
                     (Dollars in Thousands)
+300                 $ 9,653      $ (10,407)     (52%)          6.85%        (610) basis points
+200                  12,968         (7,092)     (35%)          8.92%        (403) basis points
+100                  16,495         (3,565)     (18%)         10.99%        (196) basis points
  0                   20,060             --       --           12.95%                 --
-100                  23,001          2,941       15%          14.45%          150 basis points
-200                  23,735          3,676       18%          14.71%          176 basis points

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

There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the September 30, 2006 internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings
        -----------------

        Neither the Company nor the Association is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Association.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

        On June 30, 2005, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of September 30, 2006, 30,000 shares have been repurchased with repurchases in the third quarter described in the following table:

---------------------------------------------------------------------------------------------------------------------
                                          Company Purchases of Common Stock
---------------------------------------------------------------------------------------------------------------------
                                                                                                         Maximum
                                                                                 Total number of       number (or
                                                                                      shares           approximate
                                                                                   purchased as     dollar value) of
                                                                                     part of        shares that may
                                                                                     publicly       yet be purchased
                                            Total number of     Average price    announced plans     under the plans
              Period                        shares purchased    paid per share     or programs        or programs
---------------------------------------------------------------------------------------------------------------------
July 1, 2006 through July 31, 2006                  --                 --             23,400             26,600
---------------------------------------------------------------------------------------------------------------------
August 1, 2006 through August 31, 2006              --                 --             23,400             26,600
---------------------------------------------------------------------------------------------------------------------
Sept. 1, 2006 through Sept. 30, 2006             6,600              $7.81             30,000             20,000
---------------------------------------------------------------------------------------------------------------------

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

            11    Computation of earnings per share

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

                                        FLATBUSH FEDERAL BANCORP, INC.


Date:   November 14, 2006               By: /s/ Jesus R. Adia
      ---------------------                 -------------------------------
                                            Jesus R. Adia
                                            President and
                                            Chief Executive Officer


Date:   November 14, 2006               By: /s/ John S. Lotardo
      ---------------------                 -------------------------------
                                            John S. Lotardo
                                            Executive Vice President and
                                            Chief Financial Officer