Form 10KSB
period 2006-12-31
FLATBUSH FEDERAL BANCORP INC
filed 2007-04-02
CIK 1243496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2006
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________ to ______________

                        Commission File Number: 000-50377

                         Flatbush Federal Bancorp, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                            Federal                                                   11-3700733
--------------------------------------------------------------          ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)          (I.R.S. Employer Identification No.)

          2146 Nostrand Avenue, Brooklyn, New York                                      11210
--------------------------------------------------------------                      ------------
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

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [_]

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

      Indicate  by check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). YES     NO  X
                                               ---     ---

State issuer's revenues for its most recent fiscal year..............$9,124,034

      As of March 29, 2007, there were 2,761,067 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on March 29, 2007 ($7.25) was $9,257,228.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.    Proxy Statement for the 2007 Annual Meeting of Stockholders (Part III).
2. Annual Report to Shareholders for the fiscal year ended December 31, 2006 (Part II ).

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

Forward Looking Statements

      This Annual Report contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company's financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting operations, pricing products and services.

Flatbush Federal Bancorp, Inc.

      Flatbush Federal Bancorp, Inc. (the "Company") is a Federal corporation which was organized in 2003 as part of the mutual holding company reorganization of Flatbush Federal Savings & Loan Association, (the "Association"). The Company's principal asset is its investment in Flatbush Federal Savings & Loan Association. The Company is a majority owned subsidiary of Flatbush Federal Bancorp, MHC, ("Flatbush MHC") a Federally chartered mutual holding company. In connection with the reorganization, the Company sold 1,087,756 shares of its common stock and issued 1,226,619 shares to its mutual holding company parent. The net proceeds from the stock offering totaled $7.1 million. At December 31, 2006, Flatbush Federal Bancorp, Inc. had consolidated assets of $154.4 million, deposits of $105.6 million and shareholders' equity of $15.0 million. The Company's executive office is located at 2146 Nostrand Avenue, Brooklyn, New York 11210 and its telephone number is (718) 859-6800.

Flatbush Federal Savings & Loan Association

General

      The Association's principal business consists of attracting retail deposits from the general public in the areas surrounding its three locations in Brooklyn, New York and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans, commercial real estate loans, construction loans, investment securities, and mortgage-backed securities. The Association's revenues are derived principally from the interest on loans, securities, loan origination and servicing fees, and service charges and fees collected on deposit accounts. The Association's primary sources of funds are deposits, principal and interest payments on loans and securities, and borrowings.

Competition

      The Association faces intense competition within its market area both in making loans and attracting deposits. The New York City area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of the Association's competitors offer products and services that it currently does not offer, such as trust services and private banking. As of December 31, 2006, the Association's market share of deposits represented less than one half of one percent of deposits in Kings County.

      The Association's competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. The Association faces additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. The primary focus is to build and develop profitable customer relationships across all lines of business while maintaining a role as a community bank.

Market Area

      The Association operates in an urban market area that has a stable population and household base. The Association's primary lending area is concentrated in Brooklyn, Queens and Long Island, New York. One- to four-family residential real estate in the market area is characterized by a large number of attached and semi-detached houses, including a number of two-and three-family homes and cooperative apartments. Most of the deposit customers are residents of the greater New York metropolitan area. The economy of the market area is characterized by a large number of small retail establishments. The Association's customer base is comprised of middle-income households, and to a lesser extent, low-to-moderate-income households. In addition, the unemployment rate in the market area served by the Association is higher than in the surrounding suburbs.

Lending Activities

      Historically, the Association's principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. Historically, the Association retained all loans that it originated. However, beginning in 2002 the Association sold a limited number of its one- to four-family loans, on a servicing retained basis, to the Federal Home Loan Bank of New York. No loans were sold for the year ended December 31, 2006. One- to four-family residential real estate mortgage loans represented $82.7 million, or 72.93%, of our loan portfolio at December 31, 2006. The Association also offers commercial real estate loans and construction loans secured by single family properties. Commercial real estate loans totaled $10.1 million, or 8.86% of the total loan portfolio at December 31, 2006. Construction loans totaled $18.9 million, or 16.66% of the total loan portfolio at December 31, 2006. Multi-family real estate loans totaled $1.2 million, or 1.08%, of the total loan portfolio at December 31, 2006. On a limited basis, loans are originated that are not secured by real estate.

      Loan Portfolio Composition. The following table sets forth the composition of the Association's loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of loans in process, the allowance for loan losses and net deferred fees.

                                             At December 31,
                               -------------------------------------------
                                      2006                    2005
                               -------------------    --------------------
                                Amount    Percent      Amount     Percent
                               --------   --------    --------    --------
                                         (Dollars in Thousands)

Real Estate Loans:
-----------------
   One- to four-family .....   $ 82,728      72.93%   $ 79,488       75.78%
   Multi-family ............      1,226       1.08         984        0.94
   Commercial ..............     10,053       8.86       7,594        7.24
   Construction ............     18,895      16.66      16,055       15.30
                               --------   --------    --------    --------
     Total real estate loans    112,902      99.53     104,121       99.26
                               --------   --------    --------    --------

Other Loans:
-----------
    Small Business
      Administration .......        178       0.16         491        0.47
    Consumer loans:
    Passbook or certificate          81       0.07          53        0.05
    Home equity ............        222       0.20         178        0.17
    Student education ......          1         --           1          --
    Secured credit cards ...         47       0.04          53        0.05
                               --------   --------    --------    --------
     Total other loans              529       0.47         776        0.74
                               --------   --------    --------    --------
       Total loans .........    113,431     100.00%    104,897      100.00%
                               --------   ========    --------    ========

Less:
----
   Loans in process ........      6,779                  7,794
   Allowance for loan losses        200                    193
   Deferred loan fees ......        222                    319
                               --------               --------
                                  7,201                  8,306
                               --------               --------
     Total loans receivable,
       net .................   $106,230               $ 96,591
                               ========               ========

      Maturity of Loan Portfolio. The following table shows the remaining contractual maturity of loans at December 31, 2006. The table does not include the effect of possible prepayments or due on sale clause payments.

                                                                     At December 31, 2006
                             -----------------------------------------------------------------------------------------------------
                                                                                        Small
                               One- to                   Commercial                    Business       Passbook or
                             Four-Family   Multi-Family  Real Estate  Construction  Administration    Certificate     Home Equity
                             -----------   -----------   -----------  ------------  --------------   -------------   -------------
                                                                        (In Thousands)
One year or less .........   $        10   $        --   $     2,231   $    18,895   $          --   $          81   $           2
                             -----------   -----------   -----------   -----------   -------------   -------------   -------------

After one year:
More than 1 to 3 years ...           395            61         1,559            --              67              --              --
More than 3 to 5 years ...         1,131            --         3,551            --              --              --              --
More than 5 to 10 years ..         3,684           152           750            --             111              --             220
More than 10 to 20 years .        37,126         1,013         1,962            --              --              --              --
More than 20 years .......        40,382            --            --            --              --              --              --
                             -----------   -----------   -----------   -----------   -------------   -------------   -------------
  Total due after one year        82,718         1,226         7,822                           178              --             220
                             -----------   -----------   -----------   -----------   -------------   -------------   -------------

     Total loans .........   $    82,728   $     1,226   $    10,053   $    18,895   $         178   $          81   $         222
                             =====================================================================================================

Less:
Loans in process..........                                                                                                   6,779
Allowance for loan loses..                                                                                                     200
Deferred loan fees .......                                                                                                     222

   Total loans receivable,
     net .................                                                                                           $     106,230
                                                                                                                     =============


                                          At December 31, 2006
                             ---------------------------------------------
                                Student
                               Education     Credit Cards        TOTAL
                             -------------   -------------   -------------
                                            (In Thousands)
One year or less .........   $          --   $          47   $      21,266
                             -------------   -------------   -------------

After one year:
More than 1 to 3 years ...               1              --           2,083
More than 3 to 5 years ...              --              --           4,682
More than 5 to 10 years ..              --              --           4,917
More than 10 to 20 years .              --              --          40,101
More than 20 years .......              --              --          40,382
                             -------------   -------------   -------------
  Total due after one year               1              --          92,165
                             -------------   -------------   -------------

     Total loans .........   $           1   $          47         113,431
                             =============================================

Less:
Loans in process..........                                           6.779
Allowance for loan loses..                                             200
Deferred loan fees .......                                             222
                                                             -------------
   Total loans receivable,
     net .................                                      $  106,230
                                                                ==========

      The total amount of loans due after December 31, 2007 that have fixed interest rates is $69.2 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $23.0 million.

      One- to Four-Family Residential Loans. The Association's primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in Brooklyn, Queens and Long Island, New York. At December 31, 2006, approximately $82.7 million, or 72.93% of our loan portfolio, consisted of one- to-four family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. The Association will not make loans with a loan-to-value ratio in excess of 95% for loans secured by single family homes and 90% for loans secured by two-to four-family properties. Fixed-rate loans are originated for terms of 15 and 30 years. At December 31, 2006, the Association's largest loan secured by one- to four-family real estate had a principal balance of $973,000 and was secured by a four-family residence. This loan was performing in accordance with its terms.

      The Association also offers adjustable-rate mortgage loans with one, two and three year adjustment periods based on changes in a designated United States Treasury index. During the year ended December 31, 2006, the Association did not originate any adjustable rate mortgages. The adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points. Adjustable rate mortgage loans amortize over terms of up to 30 years.

      Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by the loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2006, $5.0 million, or 6.09% of the Association's one- to four-family residential loans had adjustable rates of interest.

      All one- to four-family residential mortgage loans that the Association originates include "due-on-sale" clauses, which give the Association the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

      Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For all loans, the Association utilizes outside independent appraisers approved by the board of directors. All borrowers are required to obtain title insurance. The Association also requires homeowner's insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

      Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled approximately $1.2, or 1.08%, of the total loan portfolio at December 31, 2006. Multi-family real estate loans generally are secured by rental properties (including walk-up apartments). Substantially all multi-family real estate loans are secured by properties located within the Association's lending area. At December 31, 2006, the Association had 7 multi-family loans with an average principal balance of $175,000, and the largest multi-family real estate loan had a principal balance of $338,000. All of the loans secured by multi-family real estate properties are performing in accordance with their terms. Multi-family real estate loans generally are offered with adjustable interest rates that adjust after one or three years. Multi-family loans are originated for terms of up to 15 years. Multi-family real estate loan adjustments are tied to the prime rate as reported in The Wall Street Journal.

      The Association considers a number of factors in originating multi-family real estate loans. Management evaluates the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, management considers the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with the Association and other financial institutions. In evaluating the property securing the loan, the factors considered include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 125% of the monthly debt service, and the ratio of the loan amount to the appraised value of the mortgaged property. Multi-family real estate loans are originated in amounts up to 70% of the appraised value of the mortgaged property securing the loan. All multi-family loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are obtained from multi-family real estate borrowers.

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

      Commercial Real Estate Loans. At December 31, 2006, $10.1 million, or 8.86% of the total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed use properties and other commercial properties. The Association generally originates adjustable rate commercial real estate loans with maximum terms of up to 15 years. The maximum loan-to-value ratio of commercial real estate loans is 70%. At December 31, 2006, the Association had 26 commercial real estate loans with an average outstanding balance of $387,000. At December 31, 2006, the Association's largest loan secured by commercial real estate consisted of a $1.6 million participation in a $3.9 million loan secured by non-residential property. At December 31, 2006, this loan was performing in accordance with its terms. At December 31, 2006 all of the loans secured by commercial real estate were performing in accordance with their terms.

      The Association considers a number of factors in originating commercial real estate loans. Management evaluates the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, management considers the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with the Association and other financial institutions. In evaluating the property securing the loan, the factors management considered include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 125% of the monthly debt service, and the ratio of the loan amount to the appraised value of the mortgaged property. All commercial loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are obtained from commercial real estate borrowers.

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

      Construction Loans. At December 31, 2006, $18.9 million, or 16.66% of the Association's total loan portfolio consisted of construction loans. Construction loans are originated by a mortgage brokerage company or another financial institution, which makes the initial contact with the potential borrower and forwards a completed loan application which is reviewed to determine whether the applicant satisfies the Association's underwriting criteria. If accepted, the loan is closed in the name of the mortgage broker who simultaneously assigns the mortgage to the Association. The Association then funds the construction loan in accordance with its terms. The Association currently offers adjustable- rate residential construction loans for the construction of owner-occupied, single-family residences. These loans generally are offered to borrowers who have a contract for construction of a single family residence on property they own at the time of the loan origination. Construction loans are occasionally structured to become permanent mortgage loans once the construction is completed; however, in all instances permanent financing must be in place at the time the construction loan is originated. The Association also participates in construction loans with adjustable rates for the construction of multifamily real estate. At December 31, 2006, the largest construction loan was a $1.8 million participation of which $1.6 million was advanced. The loan was performing in accordance with its terms. Construction loans do not have a set term, but are generally repaid within eighteen months. These loans have interest rates that adjust monthly. Construction loans require the payment of interest only during the construction period. Construction loans will generally be made in amounts of up to 75% of the appraisal value of the property, or the actual cost of the improvements. Funds are disbursed in accordance with a schedule reflecting the completion of portions of the project. At December 31, 2006, the Association's construction loans are secured by properties located in Long Island and Brooklyn.

      Construction loans generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. The risk of loss on a construction loan depends upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost of construction. If the estimated cost of construction is inaccurate, funds may have to be advanced beyond the original amount committed in order to protect the value of the property.

      Other Loans. The Association offers a variety of loans secured by property other than real estate. These loans include loans guaranteed by the Small Business Administration, loans secured by deposits, home equity loans, student education loans and credit cards secured by deposit accounts. At December 31, 2006, these other loans totaled $529,000, or 0.47% of the total loan portfolio.

      Origination and Servicing of Loans. Historically, the Association has originated mortgage loans pursuant to underwriting standards that generally conform with the Fannie Mae and Freddie Mac guidelines. Loan origination activities are primarily concentrated in Brooklyn, Queens and Long Island, New York and properties securing real estate and construction loans are primarily located in Brooklyn and on Long Island. New loans are generated primarily from walk-in customers, customer referrals, a network of mortgage brokers, and other parties with whom the Association does business, and from the efforts of employees and advertising. Loan applications are underwritten and processed at the main office. The Association services all loans that it originates.

      The following table shows our loan origination purchases, sales and repayment activities for the periods indicated.

                                                    Years Ended December 31,
                                                    ------------------------
                                                      2006            2005
                                                    --------        --------
                                                         (In Thousands)

Beginning of period ........................        $ 96,591        $ 92,924
                                                    --------        --------

Originations by Type:
--------------------
   Real estate:
     One- to four-family ...................          14,961          16,257
     Multi-family ..........................             377
     Commercial ............................             724           1,280
     Construction ..........................             486           1,401
  Other loans:
     Small Business Administration .........             120              94
     Passbook or certificate ...............              63              33
     Home equity ...........................              85             166
     Student education .....................              --              --
     Secured credit cards ..................             146             164
                                                    --------        --------
       Total originations ..................          16,585          19,772
                                                    --------        --------

Purchases:
---------
   Real estate:
     Commercial ............................           3,074           3,925
     Construction ..........................           7,509           2,939
                                                    --------        --------
       Total purchases .....................          10,583           6,864

Sales and Repayments:
--------------------
   Real estate:
     One- to four-family ...................              --              --
       Total sales .........................              --              --
     Principal repayments ..................          17,649          22,952
                                                    --------        --------
       Total reductions ....................          17,649          22,952
                                                    --------        --------
     Increase (decrease) in other items, net             120             (17)
                                                    --------        --------
     Net increase ..........................           9,639           3,667
                                                    --------        --------
     Ending balance ........................        $106,230        $ 96,591
                                                    ========        ========

      Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Association reviews the employment and credit history and information on the historical and projected income and expenses of mortgagors. All loans up to $400,000 may be approved by either our Senior Vice President of Lending or our Vice President of Lending. All loans in excess of $400,000 must be approved by the board of directors. In addition, the board of directors ratifies all loans approved by management.

      The Association requires appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the board of directors annually. The Association requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan.

Non-performing and Problem Assets

      After a mortgage loan becomes 10 days delinquent, a computer generated delinquency notice is delivered to the borrower. A second delinquency notice is sent once the loan becomes 16 days delinquent. When a loan becomes 30 days delinquent, an additional delinquency notice is sent to the borrower and an attempt is made to make personal contact with the borrower by letter from the head of the collection department or telephone to establish an acceptable repayment schedule. When a mortgage loan is 90 days delinquent and no acceptable resolution has been reached, the Association sends the borrower a 30 day demand letter. After 90 days, the Association will generally refer the matter to its attorney who is authorized to commence foreclosure proceedings. Management is authorized to begin foreclosure proceedings on any loan after determining that it is prudent to do so.

      Mortgage loans are reviewed on a regular basis and such loans, with the exception of loans guaranteed by the Federal Housing Administration, are placed on non-accrual status when they become delinquent 90 days or more. When loans are placed on a non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received.

      Non-performing Loans. At December 31, 2006, $74,000 or 0.07% of our total loans were non-performing loans.

      Non-performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets. During the periods presented, we did not have any troubled debt restructurings within the meaning of SFAS No. 15.

                                                     At December 31,
                                                  ---------------------
                                                   2006           2005
                                                  ------         ------
                                                  (Dollars in Thousands)
Non-accruing loans:
   One- to four-family ...................        $   --         $   --
   Small Business Administration .........            67            193
   Student education .....................            --             --
   Secured credit cards ..................            --
                                                  ------         ------
     Total ...............................            67            193
                                                  ------         ------

Accruing loans delinquent 90 days or more:
   One- to four-family ...................             6              6
   Multi-family ..........................            --             --
   Secured credit cards ..................            --             --
   Student education .....................             1              1
                                                  ------         ------
     Total ...............................             7              7
                                                  ------         ------

Total non-performing loans ...............        $   74         $  200
                                                  ======         ======
Total as a percentage of total assets ....          0.05%          0.14%
                                                  ======         ======
Total as a percent of total loans ........          0.07%          0.21%
                                                  ======         ======

      For the years ended December 31, 2006, and December 31, 2005, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $10,000 and $12,000 respectively. Interest income recognized on such loans for the years ended December 31, 2006 and December 31, 2005 was $0 and $214 respectively.

      Delinquent Loans. The following table sets forth the loan delinquencies by type, by amount and by percentage of type at the dates indicated.

                                            At December 31, 2006                           At December 31, 2005
                                 -------------------------------------------   -------------------------------------------
                                      60-89 Days          90 Days or More           60-89 Days          90 Days or More
                                 --------------------   --------------------   --------------------   --------------------
                                            Principal              Principal              Principal              Principal
                                  Number     Balance     Number     Balance     Number     Balance     Number     Balance
                                 of Loans   of Loans    of Loans   of Loans    of Loans   of Loans    of Loans   of Loans
                                 ---------  ---------   ---------  ---------   ---------  ---------   ---------  ---------
                                                                  (Dollars in Thousands)
Real Estate loans:
-----------------
One-to-four- family ...........          1  $       5           3  $       6           2  $      58           2  $       6
Multi-family ..................         --         --          --         --          --         --          --         --
Commercial real estate ........         --         --          --         --          --         --          --         --
Construction ..................                                                                  --           1        345 (1)
                                 ---------  ---------   ---------  ---------   ---------  ---------   ---------  ---------
  Total .......................          1          5           3          6           2         58           3        351
                                 ---------  ---------   ---------  ---------   ---------  ---------   ---------  ---------

Other loans:
-----------
Small Business Administration .         --         --           1         67          --         --           5        193
Passbook or certificate .......         --         --          --         --          --         --          --         --
Home equity ...................         --         --          --         --          --         --          --         --
Student education .............         --         --           1          1          --         --           1          1
Secured credit cards ..........          2          2          --         --           1          1          --         --
                                                        ---------  ---------   ---------  ---------   ---------  ---------
     Total other loans ........          2          2           2         68           1          1           6        194
                                 ---------  ---------   ---------  ---------   ---------  ---------   ---------  ---------
       Total delinquent loans .          3  $       7           3  $      74           3  $      59           9  $     545
                                 =========  =========   =========  =========   =========  =========   =========  =========

Delinquent loans to total loans                  0.01%                  0.07%                  0.06%                  0.56%
                                            =========              =========              =========              =========

(1) Loan is current as to interest, but past its original maturity date. Loan paid off on July 21, 2006.

      Classified Assets. Office of Thrift Supervision regulations and the Association's Asset Classification Policy provide that loans and other assets considered to be of lesser quality be classified as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Management classifies an asset as "special mention" if the asset has a potential weakness that warrants management's close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.

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

      On the basis of management's review of its assets, at December 31, 2006 the Association had classified $1,000 in student loans as doubtful and $71,000 of assets, consisting of residential loans and SBA Loans, were classified as special mention.

      The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

      Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Management utilizes a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of the loan portfolio. Management maintains a loan review system, which allows for a periodic review of the loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that the Association will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. Management does not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management's judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of December 31, 2006 is maintained at a level that represents management's best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

      In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the allowance for loan losses. The OTS may require that the Association recognize additions to the allowance based on its evaluation of information available to it at the time of the examination.

      Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods presented.

                                                         Years Ended December 31,
                                                         ------------------------
                                                           2006           2005
                                                         --------       ---------
                                                          (Dollars In Thousands)
Balance at beginning of period ....................      $    193       $    176

Charge-offs:
   Small Business Administration ..................            42             --
   Student education ..............................            --             --
   Secured credit cards ...........................            --              3
                                                         --------       --------
     Total charge-offs ............................            42              3
                                                         --------       --------

Recoveries:
   Secured credit cards ...........................            --             --
                                                         --------       --------
     Total recoveries .............................            --             --
                                                         --------       --------

Net charge-offs ...................................            42              3
Additions charged to operations ...................            49             20
                                                         --------       --------
Ending balance ....................................      $    200       $    193
                                                         ========       ========

Ratio of non-performing assets to total assets at
   the end of period ..............................          0.05%          0.14%
                                                         ========       ========

Ratio of net charge-offs during the period to loans
   outstanding during the period ..................          0.04%         0.003%
                                                         ========       ========

Ratio of allowance for loan losses to loans
   outstanding ....................................          0.19%          0.20%
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

                                                                      At December 31,
                                   -------------------------------------------------------------------------------------
                                                    2006                                          2005
                                   ---------------------------------------       ---------------------------------------
                                                                  Percent                                       Percent
                                                                 of Loans                                      of Loans
                                                    Loan          in Each                         Loan          in Each
                                   Amount of       Amounts       Category        Amount of       Amounts       Category
                                   Loan Loss         by          to Total        Loan Loss         by          to Total
                                   Allowance      Category         Loans         Allowance      Category         Loans
                                   ---------      ---------      ---------       ---------      ---------      ---------
                                                                   (Dollars in Thousands)
One- to four-family .........      $      83      $  82,728          72.93%      $      80      $  79,488          75.78%
Multi-family ................              3          1,226           1.08               2            984           0.94
Commercial ..................             25         10,053           8.86              19          7,594           7.24
Construction ................             65         18,895          16.66              54         16,055          15.30
Small Business Administration             14            178           0.16              35            491           0.47
Passbook or certificate .....              0             81           0.07              --             53           0.05
Home equity .................              1            222           0.20              --            178           0.17
Student education ...........              1              1             --               1              1           0.00
Secured credit cards ........              2             47           0.04               2             53           0.05
Unallocated .................              6             --             --              --             --             --
                                   ---------      ---------      ---------       ---------      ---------      ---------
    Total ...................      $     200      $ 113,431         100.00%      $     193      $ 104,897         100.00%
                                   =========      =========      =========       =========      =========      =========

      Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, loans are grouped by delinquency status. All loans 90 days or more delinquent are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type and delinquency status and a loss allowance is established by using loss experience data and management's judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis. Small differences between the allocated balances and recorded allowances are reflected as unallocated to absorb losses resulting from the inherent imprecision involved in the loss analysis process.

      This analysis process is inherently subjective, as it requires estimates that are susceptible to revisions as more information becomes available. Although management believes that it has established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Investments

      Investments and Mortgage-Backed Securities. The Association's investment portfolio at December 31, 2006 consisted of $7.0 million in United States
Government and agency securities, all of which are classified as held to maturity, $1.6 million in Federal Home Loan Bank of New York stock and $1.6 million in other interest earning assets, consisting of deposits at other financial institutions and federal funds sold. The investment policy objectives are to maintain liquidity within the guidelines established by the board of directors.

      The following table sets forth the carrying value of the investment portfolio at the dates indicated. The Federal Home Loan Bank stock has no stated maturity, and the interest-bearing deposits with other institutions are payable on demand.

                                                                     At December 31,
                                                 -------------------------------------------------------
                                                          2006                          2005
                                                 ------------------------       ------------------------
                                                 Carrying                       Carrying
                                                   Value       % of Total         Value       % of Total
                                                 --------      ----------       --------      ----------
                                                                 (Dollars in Thousands)
Investment securities held to maturity (1):
   United States Government securities ....      $     --              --%      $     --              --%
   Federal agency obligations .............         6,990           68.55          7,809           69.47
                                                 --------      ----------       --------      ----------
     Total investment securities ..........         6,990           68.55          7,809           69.47
                                                 --------      ----------       --------      ----------

Federal Home Loan Bank stock ..............         1,599           15.68            978            8.70
                                                 --------      ----------       --------      ----------
     Total investment securities and
       Federal Home Loan Bank stock .......         8,589           84.23          8,787           78.17
                                                 --------      ----------       --------      ----------

Other interest-earning assets:
   Interest-earning deposits ..............         1,008            9.89          2,104           18.72
   Federal funds sold .....................           600            5.88            350            3.11
                                                 --------      ----------       --------      ----------
     Total interest-earning assets ........         1,608           15.77          2,454           21.83
                                                 --------      ----------       --------      ----------

     Total ................................      $ 10,197          100.00%      $ 11,241          100.00%
                                                 ========      ==========       ========      ==========

------------------
(1)   Securities classified as held to maturity are reported at amortized cost.

      The following table sets forth the composition of the mortgage-backed securities at the dates indicated.

                                                                       At December 31,
                                                      ---------------------------------------------------
                                                               2006                         2005
                                                      ----------------------       ----------------------
                                                      Carrying        % of         Carrying        % of
                                                       Value         Total          Value         Total
                                                      --------      --------       --------      --------
                                                                     (Dollars in Thousands)
Mortgage-backed securities held to maturity (1):
   Ginnie Mae ..................................      $  3,263         12.21%      $  3,878         15.13%
   Fannie Mae ..................................        18,547         69.39         16,972         66.21
   Freddie Mac .................................         4,917         18.40          4,783         18.66
                                                      --------      --------       --------      --------
        Total ..................................      $ 26,727        100.00%      $ 25,633        100.00%
                                                      ========      ========       ========      ========

-------------
(1) Mortgage-backed securities classified as held to maturity are reported at amortized cost.

      The Association also invests in mortgage-backed securities, which are classified as held to maturity. At December 31, 2006, the mortgage-backed securities portfolio totaled $26.7 million, or 17.31% of total assets, and consisted of $26.1 million in fixed-rate mortgage-backed securities guaranteed by Ginnie Mae or Fannie Mae or Freddie Mac, and $665,000 in adjustable rate mortgage-backed securities guaranteed by Ginnie Mae or Fannie Mae or Freddie Mac.

      The composition and maturities of the investment and mortgage backed securities portfolio as of December 31, 2006, excluding Federal Home Loan Bank of New York stock, are indicated in the following table.

                                                                                Due
                                    --------------------------------------------------------------------------------------------
                                          Less Than               5 to 10                  Over
                                           1 Year                  Years                   Years                  10 Years
                                    --------------------    --------------------    --------------------    --------------------
                                                Weighted                Weighted                Weighted                Weighted
                                    Carrying    Average     Carrying    Average     Carrying    Average     Carrying    Average
                                     Value       Yield       Value       Yield       Value       Yield       Value       Yield
                                    --------    --------    --------    --------    --------    --------    --------    --------
                                                                       (Dollars In Thousands)
Federal agency obligations ......   $     --          --%   $    500        4.50%   $  2,494        4.00%   $  3,996        5.73%
Mortgage-backed securities ......         --          --       1,242        4.18         121        6.30      25,364        5.22
                                    --------    --------    --------                --------                --------

Total investment securities .....   $     --                $  1,742                 $  2,615               $ 29,360
                                    ========                ========                 ========               ========


                                     Total Investment Securities
                                    --------------------------------
                                                Weighted
                                    Carrying    Average      Market
                                     Value       Yield       Value
                                    --------    --------    --------
                                         (Dollars In Thousands)
Federal agency obligations ......   $  6,990        5.02%   $  6,859
Mortgage-backed securities ......     26,727        5.18      26,362
                                    --------                --------

Total investment securities .....   $ 33,717                $ 33,221
                                    ========                ========

      The following table shows mortgage-backed and repayment activities of the Association for the periods indicated. The Association did not sell any mortgage-backed and related securities during the periods indicated.

                                     Years Ended December 31,
                                     -----------------------
                                       2006           2005
                                     --------       --------
                                          (In Thousands)
Purchases:
   Adjustable-rate ............      $     --       $    181
   Fixed-rate .................         5,392          8,580
                                     --------       --------
     Total purchases ..........         5,392          8,761

Principal repayments ..........         4,442          5,539
Other items, net ..............          (143)          (111)
                                     --------       --------
     Net increase .............      $  1,093       $  3,333
                                     ========       ========

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

      Deposits. Deposits are not actively solicited outside of the New York City metropolitan area, and substantially all of the depositors are persons who work or reside in Brooklyn, New York. The Association offers a selection of deposit instruments, including demand deposits consisting of non-interest bearing and NOW accounts, passbook savings and club accounts, and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. The Association does not accept brokered deposits.

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

      The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows the Association to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, management believes the deposits in the Association are relatively stable. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits have been and will continue to be significantly affected by market conditions. At December 31, 2006, $63.0 million, or 59.65% of deposit accounts were certificates of deposit, of which $47.3 million have maturities of one year or less.

      Deposit Accounts. The following table sets forth the dollar amount of deposits in the various types of deposit programs offered as of the dates indicated.

                                              At December 31,
                              --------------------------------------------------
                                        2006                      2005
                              -----------------------    -----------------------
                              Weighted                   Weighted
                               Average                    Average
                                Rate         Amount        Rate         Amount
                              ---------     ---------    ---------     ---------
                                            (Dollars in Thousands)
Demand deposits:
   Non-interest-bearing ..            -%    $   4,416           --%    $   4,522
   NOW ...................         0.30           675         0.30           584
                                            ---------                  ---------
                                                5,091                      5,106

Passbook and club accounts         0.34        37.557         0.35        44,729
Certificates of deposit ..         4.10        62,993         3.28        59,383
                                            ---------                  ---------
   Total .................         2.57%    $ 105,641         1.92%    $ 109,218
                                            =========                  =========

      Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

                                         Years Ended December 31,
                                         ------------------------
                                           2006              2005
                                         ---------      ---------
                                          (Dollars In Thousands)

Beginning of period .................    $ 109,218      $ 116,857
Net  withdrawals ....................       (5,960)        (9,627)
Interest credited on deposit accounts        2,383          1,988
                                         ---------      ---------
   Ending balance ...................    $ 105,641      $ 109,218
                                         =========      =========
Net decrease ........................       (3,577)        (7,639)
Percent decrease ....................        (3.27)%        (6.54)%

      Large Certificates of Deposits. The following table indicates the amount of Certificates of Deposit as of December 31, 2006, by time remaining until maturity.

                                                Over three       Over six
                                Three months   months to six     months to     Over twelve
                                  or less          months      twelve months      months          Total
                                ------------   -------------   -------------   ------------    ------------
                                                               (In Thousands)
Certificates of deposit:
   Less than $100,000.......    $      9,592    $      9,611    $     17,011   $     11,048    $     47,262
   $100,000 or more.........           2,081           2,296           6,667          4,687          15,731
                                ------------    ------------    ------------   ------------    ------------
     Total..................    $     11,673    $     11,907    $     23,678   $     15,735    $     62,993
                                ============    ============    ============   ============    ============

         Time Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2006.

          Quarter Ending            1.00% to 2.00%   2.01% to 3.00%  3.01 % to 4.00%   4.01% to 5.00%   5.01% to 6.00%
--------------------------------   ---------------   --------------  ---------------   --------------   --------------
                                                                                 (Dollars In Thousands)
March 31, 2007..................     $      2,864     $      3,558     $      1,061     $      3,116     $      1,074
June 30, 2007...................            1,377            2,040              773            6,483            1,234
September 30, 2007..............              310            1,381              879            7,413            4,429
December 31, 2007...............               18            1,570              492            2,394            4,792
March 31, 2008..................                2              512              782              912            1,198
June 30, 2008...................                3              271              716               --              440
September 30, 2008..............                1               12              161              304               16
December 31, 2008...............                2               63              604              210               68

Thereafter......................               21              142            2,790            2,978            3,527
                                     ------------     ------------     ------------     ------------     ------------

    Total.......................     $      4,598     $      9,549     $      8,258     $     23,810     $     16,778
                                     ============     ============     ============     ============     ============

Percentage of total.............             7.30%           15.16%           13.11%           37.80%           26.63%


          Quarter Ending            6.01% to 7.00%        TOTAL
--------------------------------    --------------    ------------
March 31, 2007..................       $     --       $     11,673
June 30, 2007...................             --             11,907
September 30, 2007..............             --             14,412
December 31, 2007...............             --              9,266
March 31, 2008..................             --              3,406
June 30, 2008...................             --              1,430
September 30, 2008..............             --                494
December 31, 2008...............             --                947
                                             --
Thereafter......................             --              9,458
                                     ----------       ------------

    Total.......................       $     --       $     62,993
                                     ==========       ============

Percentage of total.............             --%            100.00%

      Borrowings. The Association may obtain advances from the Federal Home Loan Bank of New York upon the security of the common stock owned in the Federal Home Loan Bank and its qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. All borrowings consisted solely of fixed interest rate advances from Federal Home Loan Bank of New York. As of December 31, 2006, the outstanding amount of these advances totaled $30.5 million.

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

      Flatbush Federal has one active subsidiary, Flatbush REIT, Inc. Flatbush REIT, Inc. was incorporated in 2001 as a special purpose real estate investment trust under New York law. In recent periods, Flatbush Federal's city and state income tax liability has been minimal. Consequently, the impact of Flatbush REIT, Inc. on Flatbush Federal's results of operations has been immaterial. Flatbush REIT, Inc. holds a portion of our mortgage related assets. At December 31, 2006, Flatbush REIT, Inc. held $10.2 million in loans.

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

      Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Flatbush Federal failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules.

      At December 31, 2006, our total federal pre-1988 base year reserve was approximately $3.4 million. Under current law, pre-1988 base year reserves remain subject to recapture if Flatbush Federal makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. In addition, New York State and New York City reserves for loan losses in the amount of $5,182,000 and $5,250,000, respectively are also subject to similar recapture.

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

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2006, Flatbush Federal had no net operating loss carryforwards for federal income tax purposes.

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

Personnel

      As of December 31, 2006, the Company had 40 full-time employees and 8 part-time employees. The employees are not represented by any collective bargaining group. Management believes that the Company has good relations with its employees.

                           SUPERVISION AND REGULATION

General

      The Association is examined and supervised by the Office of Thrift Supervision and subject to the regulation of the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution's operations and assigns its rating (known as an institution's CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. The Association also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Association also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines the Association and prepares reports for the consideration of its board of directors on any operating deficiencies. The Association's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of the Association's mortgage documents.

      Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on Flatbush Federal Bancorp, Inc. and Flatbush Federal Savings and Loan Association and their operations.

Federal Banking Regulation

      Business Activities. A federal savings association derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, the Association may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets. Certain types of lending, such as commercial and consumer loans, are subject to an aggregate limit calculated as a specified percentage of the Association's capital or assets. The Association also may establish subsidiaries that may engage in activities not otherwise permissible for the Association, including real estate investment and securities and insurance brokerage.

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

      At December 31, 2006, the Association's capital exceeded all applicable requirements.

      Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2006, the Association was in compliance with the loans-to-one borrower limitations.

      Qualified Thrift Lender Test. As a federal savings association, the Association is subject to a qualified thrift lender, or "QTL," test. Under the QTL test, the Association must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine of the most recent 12 month period. "Portfolio assets" generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association's business.

      "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of an institution's credit card loans, education loans and small business loans. The Association also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code.

      A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At December 31, 2006, the Association maintained approximately 83.23% of its portfolio assets in qualified thrift investments.

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

      Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the association's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association's failure to comply with the provisions of the Community
Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. The Association received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

      Transactions with Related Parties. A federal savings association's authority to engage in transactions with its "affiliates" is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). The term "affiliates" for these purposes generally means any company that controls, is controlled by, or is under common control with an institution. Flatbush Federal Bancorp, Inc. is an affiliate of Flatbush Federal Savings and Loan Association. In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the association's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

      The Association's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Association's capital. In addition, extensions of credit in excess of certain limits must be approved by the Association's board of directors.

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

      At December 31, 2006, the Association met the criteria for being considered "well-capitalized."

      Insurance of Deposit Accounts. Deposit accounts in the Association are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Association's deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

      On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation required, among other things, that the Federal Deposit Insurance Corporation adopt regulations increasing the maximum amount of federal deposit insurance coverage per separately insured depositor beginning in 2010 (with a cost of living adjustment to become effective in five years) and modifying the deposit fund's reserve ratio for a range between 1.15% and 1.50% of estimated insured deposits.

      On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations establishing a risk-based assessment system that will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution's premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

      Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") into a single insurance fund called the Deposit Insurance Fund. As a result of the merger, the BIF and SAIF were abolished. The merger of the BIF and SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation ("FICO") to impose and collect, with approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, insurance costs and custodial fees on bonds issued by the

FICO in the 1980's to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2006, the FICO assessment was equal to
1.24 basis points for each $100 in domestic deposits maintained at an institution.

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

      Federal Home Loan Bank System. The Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member, the Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2006, Flatbush Federal was in compliance with this requirement.

      The dividend yield from Federal Home Loan Bank stock was 5.08% at December 31, 2006. The Federal Home Loan Bank of New York paid quarterly dividends in 2006 and 2005 totaling $68,100 and $43,200 respectively. No assurance can be given that it will pay any dividends in the future.

Federal Reserve System

      The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2006, Flatbush Federal was in compliance with these reserve requirements.

The USA PATRIOT Act

      In response to the events of September 11, 2001, Congress enacted in 2001 the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the "USA PATRIOT Act", which was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.

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

      Management  is  currently   evaluating   the  estimated  cost  of  ongoing
compliance with the Sarbanes-Oxley Act.

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

      Conversion of Flatbush Federal Bancorp, MHC to Stock Form. Office of Thrift Supervision regulations permit Flatbush Federal Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction, a new holding company would be formed as the successor to Flatbush Federal Bancorp, Inc. (the "New Holding Company"), Flatbush Federal Bancorp, MHC's corporate existence would end, and certain depositors of Flatbush Federal would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Flatbush Federal Bancorp, MHC ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Flatbush Federal Bancorp, Inc. immediately prior to the Conversion Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by Flatbush Federal Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Flatbush Federal Bancorp, MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

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

Executive Officers of the Company

      Listed below is information, as of December 31, 2006, concerning the Company's executive officers. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he was or is to be selected as an officer.

Name                  Age              Position and Term
----                  ---              -----------------

Jesus R. Adia         53               President and Chief Executive Officer

John S. Lotardo       45               Chief Financial Officer and Controller

Availability of Annual Report on Form 10-KSB

      Our Annual Report on Form 10-KSB may be accessed on our website at www.flatbush.com.

ITEM 2. DESCRIPTION OF PROPERTIES
---------------------------------

Properties

      The following table provides certain information with respect to our offices as of December 31, 2006:

                                                Leased             Year Acquired
                Location                       or Owned              or Leased
                --------                       --------              ---------

Main Office                                     Owned                   1963
2146 Nostrand Avenue Brooklyn,
NY 11210

Branch Office                                   Owned                   2006
6410 18th Avenue
Brooklyn, NY 11204
Branch Office                                   Leased                  1976
518 Brighton Beach Avenue
Brooklyn, NY 11235

      The net book value of our premises, land and equipment was approximately $2.9 million at December 31, 2006.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At December 31, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------

      (a) The Company's Common Stock is traded on the over-the-counter bulletin board under the symbol "FLTB."

      The following table sets forth the range of the high and low bid prices of the Company's Common Stock since December 31, 2004, and is based upon information provided on the Yahoo Financial Website. The Company declared 10% stock dividends on February 23, 2006 and March 22, 2005. The Company has never issued a cash dividend.

                                                      Prices of Common Stock
                                                    -------------------------
                                                      High             Low
                                                    ---------       ---------
Calendar Quarter Ended (1)

December 31, 2006..............................     $    8.17       $    7.55
September 30, 2006.............................     $    8.20       $    7.30
June 30, 2006..................................     $    8.50       $    7.51
March 31, 2006.................................     $    9.00       $    8.10
December 31, 2005..............................     $    8.65       $    8.65
September 30, 2005.............................     $    9.00       $    9.00
June 30, 2005..................................     $    9.25       $    9.25
March 31, 2005.................................     $   11.90       $   11.50

December 31, 2004..............................     $   12.50       $   10.30

--------------
(1)   The Company's common stock began trading on October 21, 2003.

      As of December 31, 2006, the Company had 580 stockholders of record.

      (b)   The Company repurchased Common Stock in the fourth quarter of 2006.

      On June 30, 2005, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of December 31, 2006, 35,000 shares have been repurchased with repurchases in the fourth quarter described in the following table:

                                 Company Purchases of Common Stock
--------------------------------------------------------------------------------------------------------
                                                                               Total         Maximum
                                                                             number of      number (or
                                                                              shares       approximate
                                                                             purchased   dollar value) of
                                                                            as part of   shares that may
                                                   Total       Average       publicly         yet be
                                                 number of      price        announced      purchased
                                                  shares       paid per      plans or    under the plans
                    Period                       purchased      share        programs      or programs
---------------------------------------------   ----------    ----------   ------------  ----------------
October 1, 2006 through October 31, 2006              --             --       30,000          20,000
November 1, 2006 through November 30, 2006         2,500      $    7.88       32,500          17,500
December 1, 2006 through December 31, 2006         2,500      $    8.00       35,000          15,000

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------

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

ITEM 8B. OTHER INFORMATION
--------------------------

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
-------------------------------------

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

ITEM 13. EXHIBITS
-----------------

      The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

      (a)(1) Financial Statements

            o     Report of Independent Registered Public Accounting Firm

            o Consolidated Statements of Financial Condition at December 31, 2006 and 2005

            o Consolidated Statements of Income for the Years Ended December 31, 2006 and 2005

            o Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2006 and 2005

            o Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005

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

            10.4  Contract for Purchase of Branch***

            13    Annual Report to Stockholders

            14    Code of Ethics**

            21    Subsidiaries of the Registrant

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------------
* Incorporated by reference to the Registration Statement on Form SB-2 of Flatbush Federal Bancorp, Inc. (file no. 333-106557), originally filed with the Securities and Exchange Commission on June 27, 2003.

** Incorporated by reference to the Form 10-KSB of Flatbush Federal Bancorp, Inc. filed with the Securities and Exchange Commission on March 29, 2005.

*** Incorporated by reference to the Form 10-KSB of Flatbush Federal Bancorp, Inc. filed with the Securities and Exchange Commission on March 30, 2006.

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

                                   Flatbush Federal Bancorp, Inc.

Date:  April 02, 2007              By:   /s/ Jesus R. Adia
                                         ---------------------------------------
                                         Jesus R. Adia
                                         President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Jesus R. Adia                              By:      /s/ John S. Lotardo
      --------------------------------------                  --------------------------------------------
      Jesus R. Adia                                           John S. Lotardo, Chief Financial Officer
      Chairman of the Board                                   and Controller
      President and Chief Executive Officer                   (Principal Accounting Officer)
      (Principal Executive Officer)

Date: April 02, 2007                                 Date:    April 02, 2007


By:   /s/ D. John Antoniello                         By:      /s/ John F. Antoniello
      --------------------------------------                  --------------------------------------------
      D. John Antoniello                                      John F. Antoniello
      Director                                                Director

Date: April 02, 2007                                 Date:    April 02, 2007


By:   /s/ Patricia A. McKinley                       By:      /s/ Stan I. Cohen
      --------------------------------------                  --------------------------------------------
      Patricia A. McKinley                                    Stan I. Cohen
      Director                                                Director

Date: April 02, 2007                                 Date:    April 02, 2007


By:   /s/ Charles J. Vorbach                         By:      /s/ Alfred S. Pantaleone
      --------------------------------------                  --------------------------------------------
      Charles J. Vorbach                                      Alfred S. Pantaleone
      Director                                                Director

Date: April 02, 2007                                 Date:    April 02, 2007
