Form 10QSB
period 2007-03-31
FLATBUSH FEDERAL BANCORP INC
filed 2007-05-15
CIK 1243496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2007
                                                --------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from __________ to ___________ Commission file number 0-503777
                                        ----------------------------------------

                         FLATBUSH FEDERAL BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in this charter)


FEDERAL                                                               11-3700733
--------------------------------------------------------------------------------
(State or other  jurisdiction of incorporation                     (IRS Employer
or organization)                                             Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

As of May 10, 2007 the Registrant  had  outstanding  2,759,067  shares of common
      ------------
stock

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I - FINANCIAL INFORMATION

         Item 1:  Financial Statements

                  Consolidated Statements of Financial Condition
                  at March 31, 2007 and December 31, 2006 (Unaudited)                   1

                  Consolidated Statements of Income for the Three months Ended
                  March 31, 2007 and 2006 (Unaudited)                                   2

                  Consolidated Statements of Comprehensive Income for the
                  Three months ended March 31, 2007 and 2006 (Unaudited)                3

                  Consolidated Statements of Cash Flows for the Three months
                  Ended March 31, 2007 and 2006 (Unaudited)                             4

                  Notes to Consolidated Financial Statements  (Unaudited)               5 - 8

         Item 2:  Management's Discussion and Analysis or
                  Plan of Operation                                                     9 - 13

         Item 3:  Controls and Procedures                                               14

PART II - OTHER INFORMATION                                                             15 - 17

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


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                   March 31,      December 31,
ASSETS                                                                2007            2006
------                                                           ------------------------------

Cash and amounts due from depository institutions                $   1,590.146    $   2,399,344
Interest earning deposits in other banks                             1,191,997        1,007,542
Federal Funds sold                                                   3,200,000          600,000
                                                                 ------------------------------
    Cash and cash equivalents                                        5,982,143        4,006,886

Investment securities held to maturity; fair value of
    $6,900,790 in 2007 and $6,859,114 in 2006                        6,990,198        6,989,873
Mortgage-backed securities held to maturity; fair value of
   $26,302,520 in 2007 and $26,361,595 in 2006                      26,623,170       26,726,910
Loans receivable, net of allowance for loan losses of $202,545
   In 2007 and $200,347 in 2006                                    106,661,498      106,229,513
Premises and equipment                                               2,885,812        2,901,521
Federal Home Loan Bank of New York stock                             1,628,200        1,599,100
Accrued interest receivable                                            697,466          736,524
Bank owned life insurance                                            3,807,238        3,778,193
Other assets                                                         1,903,922        1,413,853
                                                                 ------------------------------
    Total assets                                                 $ 157,179,647    $ 154,382,373
                                                                 ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
  Non-interest bearing                                           $   4,160,281    $   4,415,706
  Interest bearing                                                 102,783,079      101,225,633
                                                                 ------------------------------
    Total Deposits                                                 106,943,360      105,641,339
Federal Home Loan Bank of New York advances                         31,133,211       30,486,579
Advance payments by borrowers for taxes and insurance                  572,315          348,083
Other liabilities                                                    2,798,354        2,860,195
                                                                 ------------------------------
    Total liabilities                                              141,447,240      139,336,196
                                                                 ------------------------------
Stockholders' equity:
Preferred stock $0.01 par value, 1,000,000 shares authorized;
     none issued and outstanding                                            --               --
Common stock $0.01 par value;  authorized 9,000,000 shares;
   issued (2007 and 2006) 2,799,657 shares;
   outstanding (2007) 2,761,067 shares; and (2006) 2,763,317            27,998           27,998
shares
Paid-in capital                                                     12,359,597       12,072,156
Retained earnings                                                    5,411,018        5,027,685
Unearned employees' stock ownership plan (ESOP) shares                (574,760)        (583,479)
Treasury stock, 38,590 shares and 36,340 shares, respectively         (312,588)        (294,925)
Accumulated other comprehensive loss                                (1,178,858)      (1,203,258)
                                                                 ------------------------------
    Total stockholders' equity                                      15,732,407       15,046,177
                                                                 ------------------------------

    Total liabilities and stockholders' equity                   $ 157,179,647    $ 154,382,373
                                                                 ==============================

See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    Three months Ended
                                                                         March 31
                                                                --------------------------
                                                                    2007           2006
                                                                --------------------------
Interest Income
   Loans, including fees                                        $ 1,782,521    $ 1,558,000
   Mortgage-backed securities                                       365,109        358,901
   Investments                                                      115,394        107,640
   Other interest earning assets                                     31,046         47,674
                                                                --------------------------
          Total interest income                                   2,294,070      2,072,215
                                                                --------------------------

Interest Expense
   Deposits                                                         687,661        531,615
   Borrowings                                                       389,875        235,130
                                                                --------------------------
          Total interest expense                                  1,077,536        766,745
                                                                --------------------------

         Net Interest Income                                      1,216,534      1,305,470
Provision for loan losses                                             2,056         10,117
                                                                --------------------------
          Net interest income after
            provision for loan losses                             1,214,478      1,295,353
                                                                --------------------------


Non-interest income
   Fees and service charges                                          36,114         55,431
   BOLI investment income                                            36,166         35,328
   Life insurance proceeds                                          500,000             --
   Other                                                                460          1,720
                                                                --------------------------
          Total non-interest income                                 572,740         92,479
                                                                --------------------------

Non-interest expenses
   Salaries and employee benefits                                   687,072        775,711
   Net occupancy expense of premises                                118,725        150,623
   Equipment                                                        131,132        129,744
   Directors' compensation                                          326,501         64,379
   Professional fees                                                 41,802         46,776
   Other insurance premiums                                          39,112         41,044
   Other                                                            114,333        113,258
                                                                --------------------------
        Total non-interest expenses                               1,458,677      1,321,535
                                                                --------------------------

Income before income taxes                                          328,541         66,297
Income taxes                                                        (54,792)        23,557
                                                                --------------------------
Net income                                                      $   383,333    $    42,740
                                                                --------------------------

Net income per common share - Basic and diluted                 $      0.14    $      0.02
Weighted average number of shares outstanding -
Basic and diluted                                                 2,675,233      2,694,074


See notes to consolidated financial statements.

                FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                  Three months ended March 31,
                                                  ----------------------------
                                                        2007         2006
                                                  ----------------------------

Net Income                                        $    383,333    $     42,740

Other comprehensive income, net of income taxes:
Benefit Plans                                           41,960              --
Deferred income taxes                                  (17,560)             --
                                                  ----------------------------
Other comprehensive income                              24,400
                                                  ----------------------------

Comprehensive income                              $    407,733    $     42,740
                                                  =============================



See notes to consolidated financial statements.


                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                           Three months ended March 31
                                                                           ----------------------------
                                                                               2007            2006
                                                                           ----------------------------
Cash flow from operating activities:
  Net income                                                               $    383,333    $     42,740
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization of premises and equipment                     45,133          39,326

     Net amortization of premiums, discounts and
        deferred loan fees and costs                                            (21,276)        (57,090)
     Provision for loan losses                                                    2,056          10,117
     ESOP shares committed to be released                                        10,036          10,504
     MRP amortization                                                           145,435          16,911
     Stock option amortization                                                  140,689          34,570
     Decrease in accrued interest receivable                                     39,058          15,710
     Increase in cash surrender value of BOLI                                   (29,045)        (35,328)
     Increase in other assets                                                  (507,629)       (433,164)
     (Decrease) increase in other liabilities                                   (19,881)         70,541
                                                                           ----------------------------
        Net cash provided by (used in) operating activities                     187,909        (285,163)
                                                                           ----------------------------

Cash flow from investing activities:
     Proceeds from calls and maturities of investment
       securities held to maturity                                                   --         147,902
     Principal repayments on mortgage-backed securities held to maturity      1,094,320       1,092,605
     Purchases of mortgage-backed securities held to
       maturity                                                                (983,255)     (3,402,916)
     Purchases of loan participation interest                                  (939,465)     (2,513,468)
     Net change in loans receivable                                             519,050       1,546,853
     Additions to premises and equipment                                        (29,424)        (79,122)
     Purchase of Federal Home Loan Bank of New York stock                       (29,100)       (222,800)
                                                                           ----------------------------
        Net cash used in investing activities                                  (367,874)     (3,430,946)
                                                                           ----------------------------

Cash flow from financing activities:
     Net increase in deposits                                                 1,302,021         409,006
     Advances from Federal Home Loan Bank of New York                         1,800,000      12,200,000
     Repayment of advances from Federal Home Loan Bank of New York             (353,368)     (7,247,899)
     Net change to short-term borrowings                                       (800,000)             --
     Increase  in advance payments by borrowers
         for taxes and insurance                                                224,232         238,311
     Cash dividend paid to stockholders                                              --          (3,004)
     Purchase of Treasury Stock                                                 (17,663)        (18,100)
                                                                           ----------------------------
        Net cash provided by financing activities                             2,155,222       5,578,314
                                                                           ----------------------------
Net increase in cash and cash equivalents                                     1,975,257       1,862,205
Cash and cash equivalents - beginning                                         4,006,886       4,911,223
                                                                           ----------------------------

Cash and cash equivalents - ending                                         $  5,982,143    $  6,773,428
                                                                           ============================
Supplemental disclosure of cash flow information
 Cash paid during the year for:
     Interest                                                              $  1,094,135    $    745,539
                                                                           ----------------------------
     Income taxes                                                          $     43,681    $     13,407
                                                                           ----------------------------

See notes to consolidated financial statements

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   (Unaudited)

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

NOTE 2.  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results which may be expected for the entire year.

NOTE 3.  NET INCOME PER COMMON SHARE
------------------------------------

Net income per common share was computed by dividing net income for three months ended March 31, 2007 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP. Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method.

NOTE 4.  CRITICAL ACCOUNTING POLICIES
-------------------------------------

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management has allocated the allowance among categories of loan types as well as classification status at each period-end date. Assumptions and allocation percentages based on loan types and classification status have been consistently applied. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages.

Although management believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the regulatory authorities, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require management to recognize adjustments to the allowance based on its judgments about information available to it at the time of their examinations.

NOTE 5.  RETIREMENT PLANS - COMPONENTS OF  NET PERIODIC PENSION COST
--------------------------------------------------------------------

Periodic pension expense was as follows:

                                         Three months Ended
                                        --------------------
                                              March 31
                                        --------------------
                                          2007        2006
                                        --------------------

Service Cost                            $ 48,242    $ 43,121
Interest Cost                             73,542      62,996
Expected return on assets                (86,391)    (46,233)
Amortization of past service cost             --      (2,750)
Amortization of unrecognized net loss     30,369      15,551
                                        --------------------
     Net periodic benefit cost          $ 65,762    $ 72,685
                                        --------------------

Periodic pension expense for other plans was as follows:

                                          Three Ended
                                             months
                                        -----------------
                                            March 31
                                        -----------------
                                          2007      2006
                                        -----------------

Service Cost/Interest Cost              $24,346   $47,685
Expected return on assets                    --        --
Amortization of unrecognized              4,268     4,292
transition obligation
Amortization of past service cost         5,278        --

Amortization of unrecognized net loss     2,045     1,006
                                        -----------------
     Net periodic benefit cost          $35,937   $52,983
                                        -----------------

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS
----------------------------------------

EITF 06-11

In March 2007, the FASB ratified Emerging Issues Task Force No. 06-11, ("EITF Issue No. 06-11"), "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its consolidated financial position, results of operations or cash flows.

EITF 06-10

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" ("EITF 06-10"). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

EITF 06-5

On September 7, 2006, the Task Force reached a conclusion on Emerging Issues Task Force No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulleting No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchases by entities protecting against the loss of "key persons." The six issues are clarifications of previously issued guidance on FASB Technical Bulleting No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 did not have a material impact on the Company's consolidated financial statements.


EITF 06-4

In September 2006, the FASB's Emerging Issues Task Force issued EITF Issue No 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company does not believe that the implementation of this guidance will have a material impact on the Company's consolidated financial statements.

FAS 159

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for the Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. "SFAS No. 159" permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

FAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

FASB INTERPRETATION No. 48

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." The Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions must be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold must be recognized in the final subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold must be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The new interpretation was effective for the Company for the three months ended March 31, 2007. The implementation of the provisions of the new interpretation did not have a significant impact on the Company's consolidated financial position or results of operations. The Company files income tax returns in the U.S. federal jurisdiction, New York State and New York City, and is no longer subject to audit of Federal, State and City income tax returns for years before 2003.

                                     ITEM 2
                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------


Forward-Looking Statements

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

Comparison of Financial Condition March 31, 2007 and December 31, 2006

         The Company's assets as of March 31, 2007 were $157.2 million compared to $154.4 million at December 31, 2006, an increase of $2.8 million, or 1.8%. Cash and cash equivalents increased $2.0 million, or 50.0%, to $6.0 million at March 31, 2007 from $4.0 million at December 31, 2006. Loans receivable increased  $431,000,  or 0.4% to $106.7  million at March 31,  2007 from  $106.2 million at December 31, 2006. As a partial offset, mortgage-backed securities decreased $104,000, or 0.4%, to $26.6 million at March 31, 2007 from $26.7 million as of December 31, 2006.

         Total deposits increased $1.3 million, or 1.2%, to $106.9 million at March 31, 2007 from $105.6 million as of December 31, 2006. As of March 31, 2007, borrowings from Federal Home Loan Bank of New York were $31.1 million compared to $30.5 million as of December 31, 2006, an increase of $646,000, or 2.1%. Management continued to invest the borrowings in loans receivable consisting of residential, commercial, and mixed-use properties. The inflow of cash from prepayments and amortizations from loans receivable and mortgage-backed securities caused cash and cash equivalents to increase by $2.0 million.

         Total stockholders' equity increased $686,000 to $15.7 million at March 31, 2007 from $15.0 million at December 31, 2006.

         On June 30, 2005, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of March 31, 2007, 38,590 shares were acquired at a weighted average price of $8.10 per share.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and March 31, 2006

         General. Net income increased by $340,000, to $383,000 for the quarter ended March 31, 2007 from $43,000 for the same quarter in 2006. The increase in net income for the quarter was primarily due to increases of $222,000 in interest income, $481,000 in non-interest income, and decreases of $78,000 in income taxes and $8,000 in provision for loan loss. These increases, however, were partially offset by increases of $156,000 in interest expense on deposits, $155,000 in interest expense on borrowings from FHLB, and $138,000 in non-interest expense.

         Interest Income. Interest income increased $222,000, or 10.7%, to $2.3 million for the quarter ended March 31, 2007 from $2.1 million for the quarter ended March 31, 2006. The increase in interest income can be attributed to a higher average yield on a higher interest earning asset base. For the three months ended March 31, 2007 the average balance of $144.9 million in interest-earning assets earned an average yield of 6.33% compared to an average yield of 6.02% on an average balance of $137.6 million for the three months ended March 31, 2006.

         Interest income on loans increased $225,000, or 14.1%, to $1.8 million for the quarter ended March 31, 2007 from $1.6 million for the same quarter in 2006. The average balance of loans increased $9.2 million to $106.6 million for the quarter ended March 31, 2007 from $97.4 million for the quarter ended March 31, 2006. The average yield on loans increased by 29 basis points to 6.69% for the quarter ended March 31, 2007 from 6.40% for the quarter ended March 31, 2006.

         Interest income on mortgage-backed securities increased $6,000, or 1.7%, to $365,000 for the quarter ended March 31, 2007 from $359,000 for the quarter ended March 31, 2006. The average balance of mortgage-backed securities increased $17,000 to $26.8 million for the quarter ended March 31, 2007 from $26.8 million for the quarter ended March 31, 2006. The average yield increased by 9 basis points to 5.45% for the quarter ended March 31, 2007 from 5.36% for the same period in 2006.

         Interest income on investment securities increased $7,000, or 6.5%, to $115,000 for the quarter ended March 31, 2007 from $108,000 for the quarter ended March 31, 2006. The average yield on investment securities increased 48 basis points to 5.36% for the quarter ended March 31, 2007 from 4.88% for the quarter ended March 31, 2006. As a partial offset, the average balance of investment securities decreased by $212,000 to $8.6 million for the quarter ended March 31, 2007 from $8.8 million at the quarter ended March 31, 2006. As long-term rates increased, inflow of cash from calls and repayments from investment securities were reinvested into longer term, higher yielding loans and mortgage-backed securities.

         Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold, decreased $17,000, or 35.4%, to $31,000 for the quarter ended March 31, 2007 from $48,000 for the quarter ended March 31, 2006. The average balance of other interest earning assets decreased $1.7 million to $2.9 million for the quarter ended March 31, 2007 from $4.6 million for the quarter ended March 31, 2006. As a partial offset, the average yield on other interest earning assets increased by 12 basis points to 4.26% for the quarter ended March 31, 2007 from 4.14% for the quarter ended March 31, 2006.

         Interest Expense. Total interest expense, comprised of interest expense on deposits and interest expense on FHLB advances, increased $311,000, or 40.5%, to $1.1 million for the quarter ended March 31, 2007 from $767,000 for the quarter ended March 31, 2006. The average cost of interest-bearing liabilities increased by 81 basis points to 3.25% for the quarter ended March 31, 2007 from 2.44% for the quarter ended March 31, 2006. The average balance of interest-bearing liabilities increased $7.1 million to $132.8 million for the quarter ended March 31, 2007 from $125.7 million for the quarter ended March 31, 2006.

         Interest expense on deposits increased $156,000, or 29.3%, to $688,000 for the quarter ended March 31, 2007 from $532,000 for the quarter ended March 31, 2006. The average cost of interest-bearing deposits increased by 67 basis points to 2.70% for the quarter ended March 31, 2007 from 2.03% for the quarter ended March 31, 2006, reflecting the upward trend of interest rates on deposits. However, the average balance of interest-bearing deposits decreased $2.9 million to $101.8 million for the quarter ended March 31, 2007 from $104.7 million for the quarter ended March 31, 2006.

         Interest expense on FHLB advances increased $155,000, or 66.0%, to $390,000 for the quarter ended March 31, 2007, from $235,000 for the quarter ended March 31, 2006. The average balance of FHLB advances increased $9.9 million to $30.9 million for the quarter ended March 31, 2007, from $21.0 million for the quarter ended March 31, 2006. The average cost of FHLB advances increased by 55 basis points to 5.04% for the quarter ended March 31, 2007, from 4.49% for the quarter ended March 31, 2006.

         Net Interest Income. Net interest income decreased $88,000, or 6.8%, to $1.2 million for the quarter ended March 31, 2007 from $1.3 million for the same quarter in 2006. The interest rate spread was 3.08% for the quarter ended March 31, 2007 compared to 3.58% for the quarter ended March 31, 2006, a decrease of 50 basis points. Interest margin for the quarter ended March 31, 2007 was 3.36% compared to 3.80% for the quarter ended March 31, 2006, a decrease of 44 basis points. The decrease in interest rate spread and interest margin can be attributed to the higher cost of interest-bearing liabilities.

         Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on the evaluation of these factors, management recorded a provision of $2,000 for the three months ended March 31, 2007. For the three months ended March 31, 2006, a provision of $10,000 was recorded. The provision for loan losses was established to address probable and estimable losses in the one to four residential and Visa credit card loan portfolio as well as inherent losses that are probable and estimable in the larger loan portfolio. The level of the allowance at March 31, 2007 is based on estimates, and the ultimate losses may vary from the estimates.

         Non-Interest Income. Non-interest income increased $480,000, to $573,000 for the quarter ended March 31, 2007 from $92,000 for the quarter ended March 31, 2006. This was primarily attributable to the proceeds of $500,000 from a life insurance policy the Association owned on the life of former Flatbush Federal Bancorp Inc. CEO and President, Anthony J. Monteverdi who passed away during the quarter. As a partial offset, fees and service charges decreased by $19,000.

         Non-Interest Expense. Non-interest expense increased $137,000, or 10.4%, to $1.5 million for the quarter ended March 31, 2007. The net increase of $137,000 to non-interest expense is primarily attributable to increases to director's compensation, audit and accounting fees, miscellaneous expense, and equipment, partially offset by decreases in salaries and employee benefits, net occupancy expense of premises, legal fees, advertising and other insurance premiums. Director's compensation increased by $262,000 to $327,000 for the three months ended March 31, 2007, from $64,000 for the three months ended March 31, 2006. The increase includes a one time accrual of $221,000 for the accelerated vesting of stock options and restricted stock due to the death of Mr. Monteverdi during the quarter ended March 31, 2007, as well as a one time accrual of $35,000 for the accelerated vesting of stock options and restricted stock due to the retirement of director John F. Antoniello. Salaries and employee benefits decreased $89,000, or 11.5%, to $687,000 for the three months ended March 31, 2007 from $776,000 for the three months ended March 31, 2006. The decrease primarily is due to the reduction of senior level personnel, which includes the retirement of former CEO and President Anthony Monteverdi during the first quarter of 2006. Net occupancy expense decreased $32,000, or 21.2%, to $119,000 for the three months ended March 31, 2007 from $151,000 for the three months ended March 31, 2006. The decrease reflects the decline in utility and energy costs.

         Income Tax Expense. The provision for income taxes decreased $78,000, to ($55,000) for the quarter ended March 31, 2007 from $24,000 for the same quarter in 2006. The income tax expense is based on the lower level of income before taxes, excluding the $500,000 non-taxable life insurance proceeds, for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.

Liquidity and Capital Resources

         The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the "OTS") regulations sufficient to ensure the Association's safe and sound operation. The Association's liquidity averaged 5.39% during the month of March 2007. The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

         The Association's primary sources of funds are deposits, borrowings, amortization and prepayments of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition.

         The Association's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

         The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities. Net loans totaled
$106.7 million and $106.2 million at March 31, 2007 and December 31, 2006, respectively. Mortgage-backed and investment securities held to maturity totaled $33.6 million and $33.7 million at March 31, 2007 and December 31, 2006, respectively. In addition to funding new loans and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, maturities of investment securities and advances from FHLB.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York ("FHLB") which provides an additional source of funds. At March 31, 2007, the company had $31.1 million in advances from the Federal Home Loan Bank of New York, and had an available borrowing limit of $35.5 million. At December 31, 2006, advances from the Federal Home Loan Bank of New York totaled $30.5 million.

         The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations. At March 31, 2007, the Association had outstanding commitments to originate or purchase loans of $7.2 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2007, totaled $50.4 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Association.

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

         The following table sets forth the Association's capital position at March 31, 2007, as compared to the minimum regulatory capital requirements:

                                                       Minimal Capital   Under Prompt Corrective
                                     Actual             Requirements       Actions Provisions
                            ------------------------------------------------------------------
                              Amount        Ratio    Amount       Ratio    Amount       Ratio
                              ------        -----    ------       -----    ------       -----
                                                  (Dollars in Thousands)
Total Capital                $ 16,166       19.9%    $>6,498      >8.0%    $>8,122     >10.0%
(to risk-weighted assets)

Tier 1 Capital                 15,979       19.7%        > -        > -     >4,873     > 6.0%
(to risk-weighted assets)

Core (Tier 1) Capital          16,063       10.3%    > 6,254      >4.0%     >7,817     > 5.0%
(to adjusted total assets)

Tangible Capital               16,063       10.3%    > 2,345      >1.5%        > -        > -
(to adjusted total assets)


Management of Interest Rate Risk

         The ability to maximize net interest income largely depends upon maintaining a positive interest rate spread during periods of fluctuating market interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap", provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a decrease in net interest income.

         The Association's current investment strategy is to maintain an overall securities portfolio that provides a source of liquidity and that contributes to the Association's overall profitability and asset mix within given quality and maturity considerations.

Net Portfolio Value

         The Association's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association's quarterly Thrift Financial Reports. The following table sets forth the Association's NPV as of December 31, 2006, the most recent date the Association's NPV was calculated by the OTS.

                                                            Net Portfolio Value as a
                                                            Percentage of Present Value of
                   Net Portfolio Value                      Assets
Change in          --------------------------------------   ----------------------------
Interest Rates     Estimated     Amount of     Percent of                Change in Basis
(basis points)     NPV           Change        Change       NPV Ratio    Points
---------------    -----------   -----------   ----------   ----------   ---------------
                      (Dollars in Thousands)

+300               $ 11,026      $   (9,599)   (47%)          7.55%       -542
+200                 14,387          (6,238)   (30%)          9.56%       -341
+100                 17,698          (2,928)   (14%)         11.42%       -155
   0                 20,625              --      --          12.97%        --
-100                 22,538           1,913      9%          13.90%       + 93
-200                 23,025           2,400     12%          14.05%       +108


         Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of the Association's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

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

There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the March 31, 2007 internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings
         -----------------

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Association.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         On June 30, 2005, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of March 31, 2007, 37,250 shares have been repurchased with repurchases in the first quarter described in the following table:

----------------------------------------------------------------------------------------------------------------------
                                             Company Purchases of Common Stock
----------------------------------------------------------------------------------------------------------------------
                                                                                 Total number of  Maximum number (or
                                                                                      shares      approximate dollar
                                                                                   purchased as    value) of shares
                                                                                     part of        that may yet be
                                                                                     publicly       purchased under
                                               Total number of  Average price      announced plans     the plans or
          Period                              shares purchased  paid per share    or programs         programs
----------------------------------------------------------------------------------------------------------------------
Jan. 1, 2007 through Jan. 31, 2007                   --               --               --               15,000
----------------------------------------------------------------------------------------------------------------------
Feb. 1, 2007 through Feb. 28, 2007                   --               --               --               15,000
----------------------------------------------------------------------------------------------------------------------
March 1, 2007 through March 31, 2007                2,250            $7.80            37,250            12,750
----------------------------------------------------------------------------------------------------------------------

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


Date:    May 15, 2007                       By:  /s/ Jesus R. Adia
      ---------------------                      -------------------------------
                                                 Jesus R. Adia
                                                 President and
                                                 Chief Executive Officer



Date:    May 15, 2007                       By:  /s/  John S. Lotardo
      ---------------------                      -------------------------------
                                                 John S. Lotardo
                                                 Executive Vice President and
                                                 Chief Financial Officer