Form 10QSB
period 2007-06-30
FLATBUSH FEDERAL BANCORP INC
filed 2007-08-14
CIK 1243496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended June 30, 2007
                                                        ------------------------

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from __________ to __________ Commission file number 0-503777
                                                --------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              As of August 10, 2007 the Registrant had outstanding
                        2,755,757 shares of common stock.
                        ---------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

     Item 1:  Financial Statements

              Consolidated Statements of Financial Condition
              at June 30, 2007 and December 31, 2006 (Unaudited)               1

              Consolidated Statements of Income for the Three months and
              Six months ended June 30, 2007 and 2006 (Unaudited)              2

              Consolidated Statements of Comprehensive Income for the
              Three months and Six months ended June 30, 2007 and 2006
              (Unaudited)                                                      3

              Consolidated Statements of Cash Flows for the Six months
              Ended June 30, 2007 and 2006 (Unaudited)                         4

              Notes to Consolidated Financial Statements  (Unaudited)      5 - 8

     Item 2:  Management's Discussion and Analysis or
              Plan of Operation                                           9 - 15

     Item 3:  Controls and Procedures                                         16

PART II - OTHER INFORMATION

     1.    Legal Proceedings                                                  17

     2.    Unregistered Sales of Equity Securities and Use of Proceeds        17

     3.    Defaults upon Senior Securities                                    17

     4.    Submission of Matters to a Vote of Securities Holders              17

     5.    Other Information                                                  18

     6.    Exhibits                                                           19


SIGNATURES                                                                    20

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                   June 30,        December 31,
ASSETS                                                               2007              2006
------                                                           ------------------------------
Cash and amounts due from depository institutions                $   2,370.985    $   2,399,344
Interest earning deposits in other banks                             1,148,054        1,007,542
Federal Funds sold                                                   2,800,000          600,000
                                                                 ------------------------------
    Cash and cash equivalents                                        6,319,039        4,006,886

Investment securities held to maturity; fair value of
    $6,818,205 in 2007 and $6,859,114 in 2006                        6,990,525        6,989,873
Mortgage-backed securities held to maturity; fair value of
   $26,422,274 in 2007 and $26,361,595 in 2006                      27,465,333       26,726,910
Loans receivable, net of allowance for loan losses of $202,639
   in 2007 and $200,347 in 2006                                    102,753,933      106,229,513
Premises and equipment                                               2,845,785        2,901,521
Federal Home Loan Bank of New York stock                             1,526,400        1,599,100
Accrued interest receivable                                            725,055          736,524
Bank owned life insurance                                            3,830,418        3,778,193
Other assets                                                         1,468,834        1,413,853
                                                                 ------------------------------
    Total assets                                                 $ 153,925,322    $ 154,382,373
                                                                 ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Non-interest bearing                                           $   4,190,113    $   4,415,706
  Interest bearing                                                 102,991,123      101,225,633
                                                                 ------------------------------
    Total Deposits                                                 107,181,236      105,641,339
Federal Home Loan Bank of New York advances                         28,552,079       30,486,579
Advance payments by borrowers for taxes and insurance                  680,861          348,083
Other liabilities                                                    1,758,494        2,860,195
                                                                 ------------------------------
    Total liabilities                                              138,172,670      139,336,196
                                                                 ------------------------------
Stockholders' equity:
Preferred stock $0.01 par value, 1,000,000 shares authorized;
     none issued and outstanding                                            --               --
Common stock $0.01 par value;  authorized 9,000,000 shares;
   issued (2007 and 2006) 2,799,657 shares;
   outstanding (2007) 2,755,757 shares; and (2006) 2,763,317
   shares                                                               27,998           27,998
Paid-in capital                                                     12,382,000       12,072,156
Retained earnings                                                    5,413,113        5,027,685
Unearned employees' stock ownership plan (ESOP) shares                (566,042)        (583,479)
Treasury stock,  43,900 shares and 36,340 shares, respectively        (350,649)        (294,925)
Accumulated other comprehensive loss                                (1,153,768)      (1,203,258)
                                                                 ------------------------------
    Total stockholders' equity                                      15,752,652       15,046,177
                                                                 ------------------------------

    Total liabilities and stockholders' equity                   $ 153,925,322    $ 154,382,373
                                                                 ==============================

See notes to consolidated financial statements.


                                           FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)

                                                                                Three months Ended             Six months Ended
                                                                                     June 30                        June 30
                                                                             -------------------------------------------------------
                                                                                2007           2006           2007          2006
                                                                             -------------------------------------------------------
Interest Income
   Loans, including fees                                                     $1,745,880    $ 1,602,614    $ 3,528,401    $ 3,160,614
   Mortgage-backed securities                                                    356,632       398,048        721,742        756,949
   Investments                                                                   120,877       107,912        236,271        215,552
   Other interest earning assets                                                  61,537        32,804         92,583         80,478
                                                                             -----------   -----------    -----------    -----------
          Total interest income                                                2,284,926     2,141,378      4,578,997      4,213,593
                                                                             -----------   -----------    -----------    -----------

Interest Expense
   Deposits                                                                      739,025       575,719      1,426,687      1,107,334
   Borrowings                                                                    381,693       275,421        771,568        510,551
                                                                             -----------   -----------    -----------    -----------
          Total interest expense                                               1,120,718       851,140      2,198,255      1,617,885
                                                                             -----------   -----------    -----------    -----------

         Net Interest Income                                                   1,164,208     1,290,238      2,380,742      2,595,708
Provision for loan losses                                                             --        37,832          2,056         47,949
                                                                             -----------   -----------    -----------    -----------
          Net interest income after provision for loan losses                  1,164,208     1,252,406      2,378,686      2,547,759
                                                                             -----------   -----------    -----------    -----------

Non-interest income
   Fees and service charges                                                       36,209        40,163         72,323         95,594
   BOLI investment income                                                         37,292        35,886         73,458         71,214
   Life insurance proceeds                                                            --            --        500,000             --
   Other                                                                           2,179         1,639          2,639          3,359
                                                                             -----------   -----------    -----------    -----------
          Total non-interest income                                               75,680        77,688        648,420        170,167
                                                                             -----------   -----------    -----------    -----------

Non-interest expenses
   Salaries and employee benefits                                                650,513       706,229      1,337,585      1,481,942
   Net occupancy expense of premises                                             134,186       120,621        252,911        271,244
   Equipment                                                                     133,108       140,586        264,240        270,330
   Directors' compensation                                                        57,420       140,234        383,920        204,613
   Professional fees                                                              78,041        41,366        119,843         88,142
   Other insurance premiums                                                       37,870        40,707         76,982         81,750
   Other                                                                         145,249       136,475        259,583        249,733
                                                                             -----------   -----------    -----------    -----------
        Total non-interest expenses                                            1,236,387     1,326,218      2,695,064      2,647,754
                                                                             -----------   -----------    -----------    -----------

Income before income taxes                                                         3,501         3,876        332,042         70,172
Income taxes                                                                       1,406         8,086        (53,386)        31,642
                                                                             -----------   -----------    -----------    -----------

Net income (loss)                                                            $     2,095   $    (4,210)   $   385,428    $    38,530
                                                                             -----------   -----------    -----------    -----------

Net income (loss) per common share - Basic and diluted                       $     0.001   ($     .002)   $      0.14    $     0.014
Weighted average number of shares outstanding - Basic and
diluted                                                                        2,659,568     2,693,286      2,667,358      2,693,678


See notes to consolidated financial statements.


                                                                 2

                              FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                (Unaudited)


                                                  Three months ended June 30,    Six months ended June 30,
                                                      2007          2006            2007         2006
---------------------------------------------------------------------------------------------------------
Net Income                                         $    2,095    $   (4,210)     $  385,428   $   38,530

Other comprehensive income, net of income taxes:
Benefit Plans, net of deferred taxes                   25,090            --          49,490           --
                                                   ----------    ----------      ----------   ----------

Comprehensive income                               $   27,185    $   (4,210)     $  434,918   $   38,530
                                                   ==========    ==========      ==========   ==========






See notes to consolidated financial statements.

                                                     3

                                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                                                      Six months ended June 30
                                                                                    ----------------------------
                                                                                        2007            2006
                                                                                    ----------------------------
Cash flow from operating activities:

 Net income                                                                         $    385,428    $     38,530
  Adjustments to reconcile net income to net cash
  used in operating activities:
     Depreciation and amortization of premises and equipment                              90,671          82,127
     Net amortization of premiums, discounts and
        deferred loan fees and costs                                                       8,375        (109,432)
     Provision for loan losses                                                             2,056          47,949
     ESOP shares committed to be released                                                 19,338          21,250
     MRP amortization                                                                    155,581          59,747
     Stock option amortization                                                           152,362          47,578
     Decrease (increase) in accrued interest receivable                                  (41,616)         11,469
     Increase in cash surrender value of BOLI                                            (52,225)        (71,214)
     Increase in other assets                                                            (90,598)       (498,533)
     Decrease in other liabilities                                                    (1,016,593)        (11,372)
                                                                                    ----------------------------
        Net cash Used in operating activities                                           (334,136)       (434,986)
                                                                                    ----------------------------

Cash flow from investing activities:
     Proceeds from calls and maturities of investment securities held to maturity             --         822,193
     Principal repayments on mortgage-backed securities held to maturity               1,909,447       2,522,498
     Purchases of mortgage-backed securities held to maturity                         (2,682,323)     (5,607,461)
     Purchases of loan participation interest                                         (2,044,529)     (5,675,215)
     Net change in loans receivable                                                    5,543,478        (345,628)
     Additions to premises and equipment                                                 (34,935)       (224,315)
     Redemption (purchase) of Federal Home Loan Bank of New York stock                    72,700        (400,000)
                                                                                    ----------------------------
        Net cash Provided by (Used in) investing activities                            2,763,838      (8,907,928)
                                                                                    ----------------------------

Cash flow from financing activities:
     Net  increase (decrease) in deposits                                              1,539,897        (833,894)
     Advances from Federal Home Loan Bank of New York                                  1,800,000      23,200,000
     Repayment of advances from Federal Home Loan Bank of New York                      (734,500)    (14,588,758)
     Net change to short-term borrowings                                              (3,000,000)             --
     Increase  in advance payments by borrowers
         for taxes and insurance                                                         332,778          94,200
     Cash dividend paid to stockholders                                                       --          (3,004)
     Purchase of Treasury Stock                                                          (55,724)        (98,825)
                                                                                    ----------------------------
        Net cash (Used in) Provided by financing activities                             (117,549)      7,769,719
                                                                                    ----------------------------
Net Increase (Decrease) in cash and cash equivalents                                   2,312,153      (1,573,195)
Cash and cash equivalents - beginning                                                  4,006,886       4,911,223
                                                                                    ----------------------------

Cash and cash equivalents - ending                                                  $  6,319,039    $  3,338,028
                                                                                    ============================
Supplemental disclosure of cash flow information
  Cash paid during the year for:
     Interest                                                                       $  2,219,151    $  1,595,189
                                                                                    ----------------------------
     Income taxes                                                                   $    146,021    $     31,642
                                                                                    ----------------------------

See notes to consolidated financial statements.

                                                        4

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   (Unaudited)

NOTE 1.  PRINCIPLES OF CONSOLIDATION
------------------------------------

The consolidated financial statements include the accounts of Flatbush Federal Bancorp, Inc. (the "Company"), the Flatbush Federal Savings and Loan Association (the "Association") and the Association's subsidiary Flatbush REIT, Inc. The Company's business is conducted principally through the Association. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2.  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-B and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months and six months ended June 30, 2007, are not necessarily indicative of the results which may be expected for the entire year.

NOTE 3.  NET INCOME PER COMMON SHARE
------------------------------------

Net income per common share was computed by dividing net income for three months and six months ended June 30, 2007 and 2006 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP. Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method.

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

NOTE 5.  RETIREMENT PLANS - COMPONENTS OF  NET PERIODIC PENSION COST
--------------------------------------------------------------------

Periodic pension expense was as follows:

                                          Three months Ended         Six months Ended
                                        ------------------------------------------------
                                               June 30                   June 30
                                        ------------------------------------------------
                                           2007         2006         2007         2006
                                        ------------------------------------------------
Service Cost                            $  24,814    $  43,121    $  73,056    $  86,242
Interest Cost                              68,343       62,996      141,885      125,992
Expected return on assets                (100,886)     (46,233)    (187,277)     (92,466)
Amortization of past service cost         (10,847)      (2,750)     (10,847)      (5,500)
Amortization of unrecognized net loss      31,556       15,551       61,925       31,102
                                        ------------------------------------------------
     Net periodic benefit cost          $  12,980    $  72,685    $  78,742    $ 145,370
                                        ------------------------------------------------

Periodic pension expense for other plans was as follows:

                                          Three months Ended      Six months Ended
                                          -----------------------------------------
                                                June 30               June 30
                                          -----------------------------------------
                                            2007       2006       2007       2006
                                          -----------------------------------------
Service Cost/Interest Cost                $ 24,346   $ 47,685   $ 48,692   $ 95,370
Amortization of unrecognized transition      4,268      4,292      8,536      8,584
obligation
Amortization of past service cost            5,278         --     10,556         --
Amortization of unrecognized net loss        2,045      1,006      4,090      2,012
                                          -----------------------------------------
     Net periodic benefit cost            $ 35,937   $ 52,983   $ 71,874   $105,966
                                          -----------------------------------------

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS
----------------------------------------

EITF 06-11

In March 2007, the FASB ratified Emerging Issues Task Force No. 06-11, ("EITF 06-11"), "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its consolidated financial position, results of operations or cash flows.

EITF 06-10

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" ("EITF 06-10"). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

EITF 06-5

On September 7, 2006, the Task Force reached a conclusion on Emerging Issues Task Force No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance purchases by entities protecting against the loss of "key persons." The six issues are clarifications of previously issued guidance on FASB Technical Bulleting No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 did not have a material impact on the Company's consolidated financial statements.

EITF 06-4

In September 2006, the FASB's Emerging Issues Task Force issued EITF Issue No 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The EITF is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Company does not believe that the implementation of this guidance will have a material impact on the Company's consolidated financial statements.

FAS 159

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for the Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. ("SFAS No. 159") SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

FAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

FSP FIN 48-1

In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48" (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations

FSP FAS 158-1

In February 2007, the FASB issued FASB Staff Position ("FSP") FAS 158-1. "Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides." This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." The conforming amendments in this FSP shall be applied upon adoption of SFAS No. 158. We believe our adoption of FSP FAS 158-1 will not have a material impact on our consolidated financial statements or disclosures.

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

Comparison of Financial Condition June 30, 2007 and December 31, 2006

         The Company's assets as of June 30, 2007 were $153.9 million compared to $154.4 million at December 31, 2006, a decrease of $457,000, or 0.3%. Loans receivable decreased $3.4 million, or 3.2%, to $102.8 million at June 30, 2007 from $106.2 million at December 31, 2006. As a partial offset, cash and cash equivalents increased $2.3 million, or 57.5%, to $6.3 million at June 30, 2007 from $4.0 million at December 31, 2006, and mortgage-backed securities increased $738,000, or 2.8%, to $27.5 million at June 30, 2007 from $26.7 million as of December 31, 2006.

         Total deposits increased $1.6 million, or 1.5%, to $107.2 million at June 30, 2007 from $105.6 million as of December 31, 2006. As of June 30, 2007, borrowings from Federal Home Loan Bank of New York ("FHLB") were $28.6 million compared to $30.5 million as of December 31, 2006, a decrease of $1.9 million, or 6.2%.

         Total stockholders' equity increased $707,000 to $15.8 million at June 30, 2007 from $15.0 million at December 31, 2006.

         On June 30, 2005, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of June 30, 2007, 43,900 shares were acquired at a weighted average price of $7.99 per share.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and June 30, 2006

         General. Net income increased by $6,000, to $2,000 for the quarter ended June 30, 2007 from a loss of $4,000 for the same quarter in 2006. The increase in net income for the quarter was primarily due to increases of $144,000 in interest income, and decreases of $90,000 in non-interest expense, $38,000 in provision for loan losses and $7,000 in income taxes. These, however, were partially offset by increases of $163,000 in interest expense on deposits, $107,000 in interest expense on borrowings from FHLB, and decreases of $2,000 in non-interest income.

         Interest Income. Interest income increased $144,000, or 6.7%, to $2.3 million for the quarter ended June 30, 2007 from $2.1 million for the quarter ended June 30, 2006. The increase in interest income can be attributed to a higher average yield on a higher interest earning asset base. For the three months ended June 30, 2007 the average balance of $144.4 million in interest-earning assets earned an average yield of 6.33% compared to an average yield of 6.14% on an average balance of $139.5 million for the three months ended June 30, 2006.

         Interest income on loans increased $143,000, or 8.9%, to $1.7 million for the quarter ended June 30, 2007 from $1.6 million for the same quarter in 2006. The average balance of loans increased $3.6 million to $104.0 million for the quarter ended June 30, 2007 from $100.4 million for the quarter ended June 30, 2006. The average yield on loans increased by 33 basis points to 6.71% for the quarter ended June 30, 2007 from 6.38% for the quarter ended June 30, 2006.

         Interest income on mortgage-backed securities decreased $41,000, or 10.3%, to $357,000 for the quarter ended June 30, 2007 from $398,000 for the quarter ended June 30, 2006. The average balance of mortgage-backed securities increased $2.2 million to $26.7 million for the quarter ended June 30, 2007 from $28.9 million for the quarter ended June 30, 2006. The average yield decreased by 18 basis points to 5.34% for the quarter ended June 30, 2007 from 5.52% for the same period in 2006.

         Interest income on investment securities increased $13,000, or 12.0%, to $121,000 for the quarter ended June 30, 2007 from $108,000 for the quarter ended June 30, 2006. The average yield on investment securities increased 41 basis points to 5.65% for the quarter ended June 30, 2007 from 5.24% for the quarter ended June 30, 2006. The average balance of investment securities increased by $318,000 to $8.6 million for the quarter ended June 30, 2007 from $8.2 million at the quarter ended June 30, 2006.

         Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold, increased $29,000, or 87.9%, to $62,000 for the quarter ended June 30, 2007 from $33,000 for the quarter ended June 30, 2006. The average balance of other interest earning assets increased $3.2 million to $5.2 million for the quarter ended June 30, 2007 from $2.0 million for the quarter ended June 30, 2006. As a partial offset, the average yield on other interest earning assets decreased by 184 basis points to 4.77% for the quarter ended June 30, 2007 from 6.61% for the quarter ended June 30, 2006.

         Interest Expense. Total interest expense, comprised of interest expense on deposits and interest expense on FHLB advances, increased $270,000, or 31.7%, to $1.1 million for the quarter ended June 30, 2007 from $851,000 for the quarter ended June 30, 2006. The average cost of interest-bearing liabilities increased by 71 basis points to 3.38% for the quarter ended June 30, 2007 from 2.67% for the quarter ended June 30, 2006. The average balance of interest-bearing liabilities increased $5.3 million to $132.6 million for the quarter ended June 30, 2007 from $127.3 million for the quarter ended June 30, 2006.

         Interest expense on deposits increased $163,000, or 28.3%, to $739,000 for the quarter ended June 30, 2007 from $575,000 for the quarter ended June 30, 2006. The average cost of interest-bearing deposits increased by 67 basis points to 2.87% for the quarter ended June 30, 2007 from 2.20% for the quarter ended June 30, 2006, reflecting the upward trend of interest rates on deposits. However, the average balance of interest-bearing deposits decreased $1.4 million to $103.0 million for the quarter ended June 30, 2007 from $104.4 million for the quarter ended June 30, 2006.

         Interest expense on FHLB advances increased $107,000, or 38.9%, to $382,000 for the quarter ended June 30, 2007, from $276,000 for the quarter ended June 30, 2006. The average balance of FHLB advances increased $6.7 million to $29.6 million for the quarter ended June 30, 2007, from $22.9 million for the quarter ended June 30, 2006. The average cost of FHLB advances increased by 33 basis points to 5.16% for the quarter ended June 30, 2007, from 4.83% for the quarter ended June 30, 2006.

         Net Interest Income. Net interest income decreased $126,000, or 9.8%, to $1.2 million for the quarter ended June 30, 2007 from $1.3 million for the same quarter in 2006. The interest rate spread was 2.95% for the quarter ended June 30, 2007 compared to 3.47% for the quarter ended June 30, 2006, a decrease of 52 basis points. Interest margin for the quarter ended June 30, 2007 was 3.22% compared to 3.70% for the quarter ended June 30, 2006, a decrease of 48 basis points. The decrease in interest rate spread and interest margin can be attributed to the higher cost of interest-bearing liabilities.

         Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on the evaluation of these factors, there was no provision recorded for the three months ended June 30, 2007. For the three months ended June 30, 2006, a provision of $38,000 was recorded. The provision for loan losses was established to address probable and estimable losses in the one to four residential and Visa credit card loan portfolios as well as inherent losses that are probable and estimable in the larger loan portfolio. The level of the allowance at June 30, 2007 is based on estimates, and the ultimate losses may vary from the estimates.

         Non-Interest Income. Non-interest income decreased $2,000, to $76,000 for the quarter ended June 30, 2007 from $78,000 for the quarter ended June 30, 2006. This was primarily attributable to the decrease of fees and service charges of $4,000. As a partial offset, BOLI investment income increased by $1,000.

         Non-Interest Expense. Non-interest expense decreased $90,000, or 6.8%, to $1.2 million for the quarter ended June 30, 2007. The net decrease of $90,000 to non-interest expense is primarily attributable to decreases to salaries and employee benefits, director's compensation and equipment which, however, were partially offset by increases in net occupancy expense of premises, professional fees and other expenses. Director's compensation decreased by $83,000 to $57,000 for the three months ended June 30, 2007, from $140,000 for the three months ended June 30, 2006. The decrease is primarily attributed to the one-time expense accrual during the three months ended June 30, 2006 for the accelerated vesting of benefits due to the death of a Flatbush Federal Bancorp director during the same quarter in 2006. Salaries and employee benefits decreased $55,000 to $651,000 for the three months ended June 30, 2007, from $706,000 for the three months ended June 30, 2006, primarily due to the reduction in employee pension expense as a result of an amendment, effective May 1, 2007, to the Flatbush Federal Savings and Loan Defined Benefit Pension Plan. Professional fees increased $37,000 to $78,000 for the three months ended June 30, 2007 from $41,000 for the three months ended June 30, 2006, primarily due to the additional legal services required for the amended pension plan, as well as other normal banking operations, and additional accounting fees for the compliance with SOX 404.

         Income Tax Expense. The provision for income taxes decreased $7,000, to $1,000 for the quarter ended June 30, 2007 from $8,000 for the same quarter in 2006.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and June 30, 2006

         General. Net income increased by $346,000, to $385,000 for the six months ended June 30, 2007 from $39,000 for the same period in 2006. The increase in net income for the six months ended June 30, 2007 was primarily due to increases of $365,000 in interest income, $478,000 in non-interest income, and decreases of $85,000 in income taxes, and $46,000 in provision for loan losses. These, however, were partially offset by increases of $320,000 in interest expense on deposits, $261,000 in interest expense on borrowings from FHLB, and $47,000 in non-interest expense.

         Interest Income. Interest income increased $365,000, or 8.7%, to $4.6 million for the six months ended June 30, 2007 from $4.2 million for the six months ended June 30, 2006. The increase in interest income can be attributed to a higher average yield on a higher interest earning asset base. For the six months ended June 30, 2007 the average balance of $144.7 million in interest-earning assets earned an average yield of 6.33% compared to an average yield of 6.08% on an average balance of $138.5 million for the six months ended June 30, 2006.

         Interest income on loans increased $367,000, or 11.6%, to $3.5 million for the six months ended June 30, 2007 from $3.2 million for the same quarter in 2006. The average balance of loans increased $6.4 million to $105.3 million for the six months ended June 30, 2007 from $98.9 million for the six months ended June 30, 2006. The average yield on loans increased by 31 basis points to 6.70% for the six months ended June 30, 2007 from 6.39% for the six months ended June 30, 2006.

         Interest income on mortgage-backed securities decreased $35,000, or 4.6%, to $722,000 for the six months ended June 30, 2007 from $757,000 for the six months ended June 30, 2006. The average balance of mortgage-backed securities decreased $1.1 million to $26.7 million for the six months ended June 30, 2007 from $27.8 million for the six months ended June 30, 2006. The average yield decreased by four basis points to 5.40% for the six months ended June 30, 2007 from 5.44% for the same period in 2006.

         Interest income on investment securities increased $20,000, or 9.3%, to $236,000 for the six months ended June 30, 2007 from $216,000 for the six months ended June 30, 2006. The average yield on investment securities increased 45 basis points to 5.50% for the six months ended

June 30, 2007 from 5.05% for the six months ended June 30, 2006. The average balance of investment securities increased by $53,000 to $8.6 million for the six months ended June 30, 2007 from $8.5 million at the six months ended June 30, 2006.

         Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold, increased $12,000, or 15.0%, to $92,000 for the six months ended June 30, 2007 from $80,000 for the six months ended June 30, 2006. The average balance of other interest earning assets increased $742,000 to $4.0 million for the six months ended June 30, 2007 from $3.3 million for the six months ended June 30, 2006. As a partial offset, the average yield on other interest earning assets decreased by 30 basis points to 4.58% for the six months ended June 30, 2007 from 4.88% for the six months ended June 30, 2006.

         Interest Expense. Total interest expense, comprised of interest expense on deposits and interest expense on FHLB advances, increased $580,000, or 35.8%, to $2.2 million for the six months ended June 30, 2007 from $1.6 million for the six months ended June 30, 2006. The average cost of interest-bearing liabilities increased by 75 basis points to 3.31% for the six months ended June 30, 2007 from 2.56% for the six months ended June 30, 2006. The average balance of interest-bearing liabilities increased $6.2 million to $132.7 million for the six months ended June 30, 2007 from $126.5 million for the six months ended June 30, 2006.

         Interest expense on deposits increased $320,000, or 28.9%, to $1.4 million for the six months ended June 30, 2007 from $1.1 million for the six months ended June 30, 2006. The average cost of interest-bearing deposits increased by 67 basis points to 2.79% for the six months ended June 30, 2007 from 2.12% for the six months ended June 30, 2006, reflecting the upward trend of interest rates on deposits. However, the average balance of interest-bearing deposits decreased $2.2 million to $102.4 million for the six months ended June 30, 2007 from $104.6 million for the six months ended June 30, 2006.

         Interest expense on FHLB advances increased $261,000, or 51.1%, to $772,000 for the six months ended June 30, 2007, from $511,000 for the six months ended June 30, 2006. The average balance of FHLB advances increased $8.4 million to $30.3 million for the six months ended June 30, 2007, from $21.9 million for the six months ended June 30, 2006. The average cost of FHLB advances increased by 43 basis points to 5.10% for the six months ended June 30, 2007, from 4.67% for the six months ended June 30, 2006.

         Net Interest Income. Net interest income decreased $215,000, or 8.3%, to $2.4 million for the six months ended June 30, 2007 from $2.6 million for the same quarter in 2006. The interest rate spread was 3.02% for the six months ended June 30, 2007 compared to 3.52% for the six months ended June 30, 2006, a decrease of 50 basis points. Interest margin for the six months ended June 30, 2007 was 3.29% compared to 3.75% for the six months ended June 30, 2006, a decrease of 46 basis points. The decrease in interest rate spread and interest margin can be attributed to the higher cost of interest-bearing liabilities.

         Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on the evaluation of these factors, a provision of $2,000 was recorded for the six months ended June 30, 2007. For the six months ended June 30, 2006, a provision of $48,000 was recorded. The provision for loan losses was established to address probable and estimable losses in the one to four residential and Visa credit card loan portfolio as well as inherent losses that are probable and estimable in the larger loan portfolio. The level of the allowance at June 30, 2007 is based on estimates, and the ultimate losses may vary from the estimates.

         Non-Interest Income. Non-interest income increased $478,000, to $648,000 for the six months ended June 30, 2007 from $170,000 for the six months ended June 30, 2006. This was primarily attributable to the proceeds of $500,000 from a life insurance policy the Association owned on the life of former Flatbush Federal Bancorp Inc. CEO and President, Anthony J. Monteverdi who passed away during the six month period. As a partial offset, income from fees and service charges decreased by $23,000.

         Non-Interest Expense. Non-interest expense increased $47,000, or 1.8%, to $2.7 million for the six months ended June 30, 2007 from $2.6 million for the six months ended June 30, 2006. The net increase of $47,000 to non-interest expense is primarily attributable to increases to director's compensation, professional fees, and other expenses which, however, were partially offset by decreases in salaries and employee benefits, net occupancy expense of premises, equipment, and other insurance premiums. Director's compensation increased by $179,000 to $384,000 for the six months ended June 30, 2007, from $205,000 for the six months ended June 30, 2006. The increase includes a one time accrual of $221,000 for the accelerated vesting of stock options and restricted stock due to the death of Mr. Monteverdi during the six months ended June 30, 2007, as well as a one time accrual of $35,000 for the accelerated vesting of stock options and restricted stock due to the retirement of director John F. Antoniello. The six month period ending June 30, 2006 included a one-time expense accrual for the accelerated vesting of benefits due to the death of a Flatbush Federal Bancorp Inc. director during the same period. Salaries and employee benefits decreased $144,000, to $1.3 million for the six months ended June 30, 2007 from $1.5 million for the six months ended June 30, 2006. The decrease primarily is due to the reduction of employee pension expense as a result of an amendment, effective May 1, 2007, to the Flatbush Federal Savings and Loan Defined Benefit Pension Plan, and to the reduction of senior level personnel. Professional fees increased $32,000 to $120,000 for the six months ended June 30, 2007 from $88,000 for the six months ended June 30, 2006, primarily due to the additional legal services required for the amended pension plan, as well as other normal banking operations, and additional accounting fees for the compliance with SOX 404.

         Income Tax Expense. The provision for income taxes decreased $85,000, to a $53,000 tax benefit for the six months ended June 30, 2007 from $32,000 tax expense for the same period in 2006. The income tax benefit is primarily based on the lower level of income before taxes, excluding the $500,000 non-taxable life insurance proceeds, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Liquidity and Capital Resources

         The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the "OTS") regulations sufficient to ensure the Association's safe and sound operation. The Association's liquidity averaged 5.93% during the month of June 2007. The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

         The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities. Net loans totaled $102.8 million and $106.2 million at June 30, 2007 and December 31, 2006, respectively. Mortgage-backed and investment securities held to maturity totaled $34.5 million and $33.7 million at June 30, 2007 and December 31, 2006, respectively. In addition to funding new loans and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, maturities of investment securities and advances from FHLB.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds. At June 30, 2007, the Company had $28.6 million in advances from the FHLB, and had an available borrowing limit of $36.8 million. At December 31, 2006, advances from the FHLB totaled $30.5 million.

         The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations. At June 30, 2007, the Association had outstanding commitments to originate or purchase loans of $7.1 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2007, totaled $54.0 million. Management believes that, based upon its experience and the Association's deposit flow history, a significant portion of such deposits will remain with the Association.

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

         The following table sets forth the Association's capital position at June 30, 2007, as compared to the minimum regulatory capital requirements:

                                                                             Under Prompt
                                                   Minimal Capital        Corrective Actions
                                  Actual             Requirements             Provisions
                           --------------------------------------------------------------------------------
                              Amount    Ratio      Amount     Ratio       Amount        Ratio
                                                         (Dollars in Thousands)
Total Capital                $16,220     20.7%    $  6,263     8.0%      $  7,829       10.0%
(to risk-weighted assets)

Tier 1 Capital                16,033     20.5%          --      --          4,698        6.0%
(to risk-weighted assets)

Core (Tier 1) Capital         16,117     10.5%       6,123     4.0%         7,653        5.0%
(to adjusted total assets)

Tangible Capital              16,117     10.5%       2,296     1.5%            --         --
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

Net Portfolio Value

         The Association's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association's quarterly Thrift Financial Reports. The following table sets forth the Association's NPV as of March 31, 2007, the most recent date the Association's NPV was calculated by the OTS.

                                                                        Net Portfolio Value as a
                                                                        Percentage of Present Value of
                       Net Portfolio Value                              Assets
Change in              ------------------------------------------       -------------------------------
Interest Rates         Estimated       Amount of       Percent of                       Change in Basis
(basis points)         NPV             Change          Change           NPV Ratio       Points
--------------         ----------      -----------     ----------       --------        --------------
                       (Dollars in Thousands)

+300                   $ 10,491         $   (9,791)       (48%)           7.03%             -547
+200                     13,904             (6,378)       (31%)           9.05%             -345
+100                     17,267             (3,016)       (15%)          10.92%             -158
   0                     20,282                 --          --           12.50%               --
-100                     22,163              1,880          9%           13.40%             + 90
-200                     22,636              2,354         12%           13.55%             +105


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

Amendment to Defined Benefit Employee Pension Plan

         Effective May 1, 2007, the Flatbush Federal Savings and Loan Association Pension Plan was amended as follows:

         Benefit Formula: A Participant's Accrued Benefit upon normal retirement will be an amount equal to the greater of (1) or (2) as follows:

         (1) 2% of the Participant's Average Compensation, at April 30, 2007, multiplied by his or her Years of Benefit Service, at April 30, 2007, to a maximum of 25 years.

         (2) 40% of the Participant's Average Compensation, multiplied by a fraction, not to exceed one, the numerator of which is the Participant's total Years of Benefit Service as of the date of determination, and the denominator of which is the greater of:
                  (i) 25 years or (ii) the Participant's Years of Benefit Service he or she would have completed if he or she continued his or her employment to Normal Retirement Date.

          This amendment to the Flatbush Federal Savings and Loan Association Pension Plan replaces the benefit formula in effect prior to May 1, 2007 which provided participants with a retirement benefit equal to 2.00% of average compensation multiplied by the number of credited years of service (not to exceed 50% of such compensation).

           Also effective May 1, 2007, Flatbush Federal Savings & Loan Association commenced a 401(k) Plan which provides employer matching contributions of 50% of the first 6% of employee deferrals, up to a maximum of 3% of compensation, on a payroll basis. The employer may also provide an annual discretionary matching contribution at any time, subject to Board approval.

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

There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the June 30, 2007 internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

         On June 30, 2005, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of June 30, 2007, 42,560 shares have been repurchased with repurchases in the second quarter described in the following table:

--------------------------------------------------------------------------------------------------------
                                   Company Purchases of Common Stock
--------------------------------------------------------------------------------------------------------
                                                                    Total number of       Maximum
                                                                         shares         number (or
                                                                      purchased as      approximate
                                                                        part of      dollar value) of
                                                                        publicly      shares that may
                                      Total number                     announced     yet be purchased
                                       of shares     Average price      plans or    under the plans or
                Period                 purchased    paid per share      programs         programs
--------------------------------------------------------------------------------------------------------
April 1, 2007 through April 30,            -              -                -              12,750
2007
--------------------------------------------------------------------------------------------------------
May 1, 2007 through May 31,              4,310          $7.07            41,560            8,440
2007
--------------------------------------------------------------------------------------------------------
June 1, 2007 through June                1,000          $7.59            42,560            7,440
30, 2007
--------------------------------------------------------------------------------------------------------

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         At the Company's Annual Meeting held on April 26, 2007, stockholders considered and voted on the following:

         1. The election of directors:     FOR        %      WITHHOLD       %
                                           ---        -      --------       -
             Patricia A. McKinley(3)    2,461,807    98.2    46,176        1.8
             Charles J. Vorbach  (3)    2,462,666    98.2    45,317        1.8
             Stan I. Cohen       (2)    2,464,888    98.3    43,095        1.7

         2. The ratification of the appointment of Beard Miller Company LLP as independent auditors of the Company for the year ending December 31, 2007.

                FOR          %       AGAINST        %        ABSTAIN        %
                ---          -       -------        -        -------        -

             2,489,499     99.3       14,065       0.6        4,419        0.2

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



                                      FLATBUSH FEDERAL BANCORP, INC.


Date:    August 14, 2007              By:  /s/ Jesus R. Adia
      ---------------------                ---------------------------------
                                           Jesus R. Adia
                                           President and
                                           Chief Executive Officer



Date:    August 14, 2007              By:  /s/ John S. Lotardo
      ---------------------                ---------------------------------
                                           John S. Lotardo
                                           Executive Vice President and Chief
                                           Financial Officer