Form 10QSB
period 2007-09-30
FLATBUSH FEDERAL BANCORP INC
filed 2007-11-14
CIK 1243496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended September 30, 2007


| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from __________ to ___________ Commission file number 0-503777

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes | | No | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      As of November 13, 2007 the Registrant had outstanding 2,748,397 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes | | No |X|

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         -------
PART I - FINANCIAL INFORMATION

      Item 1: Financial Statements

              Consolidated Statements of Financial Condition
              at September 30, 2007 and December 31, 2006 (Unaudited)     1

              Consolidated Statements of Income for the Three months
              and Nine months ended September 30, 2007 and 2006
              (Unaudited)                                                 2

              Consolidated Statements of Comprehensive Income for the
              Three months and Nine months ended September 30, 2007 and
              2006 (Unaudited)                                            3

              Consolidated Statements of Cash Flows for the Nine months
              Ended September 30, 2007 and 2006 (Unaudited)               4

              Notes to Consolidated Financial Statements  (Unaudited)     5 - 8

      Item 2: Management's Discussion and Analysis or Plan of Operation   9 - 15

      Item 3: Controls and Procedures                                     16

PART II - OTHER INFORMATION

      1.      Legal Proceedings                                           17

      2.      Unregistered Sales of Equity Securities and Use of
              Proceeds                                                    17

      3.      Defaults upon Senior Securities                             17

      4.      Submission of Matters to a Vote of Securities Holders       17

      5.      Other Information                                           17-18

      6.      Exhibits                                                    19

SIGNATURES                                                                20

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                      September 30,    December 31,
                                                                               2007            2006
                                                                      -----------------------------
ASSETS
------

Cash and amounts due from depository institutions                     $   1,741.831   $   2,399,344
Interest earning deposits in other banks                                    143,746       1,007,542
Federal Funds sold                                                        1,100,000         600,000
                                                                      ------------------------------
    Cash and cash equivalents                                             2,985,577       4,006,886

Investment securities held to maturity; fair value of
   $6,955,300 in 2007 and $6,859,114 in 2006                              6,990,857       6,989,873
Mortgage-backed securities held to maturity; fair value of
   $25,668,064  in 2007 and $26,361,595 in 2006                          26,152,465      26,726,910
Loans receivable, net of allowance for loan losses of $202,298
   in 2007 and $200,347 in 2006                                         104,324,900     106,229,513
Premises and equipment                                                    2,821,184       2,901,521
Federal Home Loan Bank of New York stock                                  1,553,500       1,599,100
Accrued interest receivable                                                 682,783         736,524
Bank owned life insurance                                                 3,867,590       3,778,193
Other assets                                                              1,518,818       1,413,853
                                                                      ------------------------------
    Total assets                                                      $ 150,897,674   $ 154,382,373
                                                                      ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
------------
Deposits:
  Non-interest bearing                                                $   3,868,028   $   4,415,706
  Interest bearing                                                       99,720,254     101,225,633
                                                                      ------------------------------
    Total Deposits                                                      103,588,282     105,641,339
Federal Home Loan Bank of New York advances                              29,154,499      30,486,579
Advance payments by borrowers for taxes and insurance                       565,211         348,083
Other liabilities                                                         1,791,942       2,860,195
                                                                      ------------------------------
    Total liabilities                                                   135,099,934     139,336,196
                                                                      ------------------------------
Stockholders' equity:
---------------------
Preferred stock $0.01 par value, 1,000,000 shares authorized;
   none issued and outstanding                                                   --              --

Common stock $0.01 par value;  authorized 9,000,000 shares;
   issued (2007 and 2006) 2,799,657 shares;
   outstanding (2007) 2,748,397 shares; and (2006) 2,763,317 shares          27,998          27,998
Paid-in capital                                                          12,410,199      12,072,156
Retained earnings                                                         5,443,783       5,027,685
Unearned employees' stock ownership plan (ESOP) shares                     (557,324)       (583,479)
Treasury stock,  51,260 shares and 36,340 shares, respectively             (398,238)       (294,925)
Accumulated other comprehensive loss                                     (1,128,678)     (1,203,258)
                                                                      ------------------------------
    Total stockholders' equity                                           15,797,740      15,046,177
                                                                      ------------------------------

    Total liabilities and stockholders' equity                        $ 150,897,674   $ 154,382,373
                                                                      ==============================

See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        Three months Ended             Nine months Ended
                                                                           September 30,                 September 30,
                                                                    ----------------------------------------------------------
                                                                        2007           2006           2007            2006
                                                                    ----------------------------------------------------------
Interest Income
   Loans, including fees                                            $  1,724,854   $  1,732,122   $  5,253,255    $  4,892,736
   Mortgage-backed securities                                            376,234        415,207      1,097,976       1,172,155
   Investments                                                           120,922        105,694        357,193         321,245
   Other interest earning assets                                          29,728         23,505        122,311         103,984
                                                                    ----------------------------------------------------------
      Total interest income                                            2,251,738      2,276,528      6,830,735       6,490,120
                                                                    ----------------------------------------------------------

Interest Expense
   Deposits                                                              726,462        622,470      2,153,149       1,729,804
   Borrowings                                                            365,170        350,281      1,136,738         860,832
                                                                    ----------------------------------------------------------
      Total interest expense                                           1,091,632        972,751      3,289,887       2,590,636
                                                                    ----------------------------------------------------------

      Net Interest Income                                              1,160,106      1,303,777      3,540,848       3,899,484
Provision for loan losses                                                     45            595          2,101          48,544
                                                                    ----------------------------------------------------------
      Net interest income after provision for loan losses              1,160,061      1,303,182      3,538,747       3,850,940
                                                                    ----------------------------------------------------------

Non-interest income
   Fees and service charges                                               33,805         39,639        106,128         135,234
   BOLI income                                                            37,172         36,449        110,630         107,663
   Life insurance proceeds                                                    --             --        500,000              --
   Other                                                                   6,355            569          8,994           3,928
                                                                    ----------------------------------------------------------
      Total non-interest income                                           77,332         76,657        725,752         246,825
                                                                    ----------------------------------------------------------

Non-interest expenses
   Salaries and employee benefits                                        642,801        705,899      1,980,386       2,187,839
   Net occupancy expense of premises                                     131,857        114,949        384,768         386,194
   Equipment                                                             122,973        136,841        387,213         407,171
   Directors' compensation                                                42,920         89,319        426,840         293,932
   Professional fees                                                      88,424         37,923        208,266         126,066
   Other insurance premiums                                               37,004         42,232        113,986         123,982
   Other                                                                 124,705        104,184        384,288         353,917
                                                                    ----------------------------------------------------------
      Total non-interest expenses                                      1,190,684      1,231,347      3,885,747       3,879,101
                                                                    ----------------------------------------------------------

Income before income taxes                                                46,709        148,492        378,752         218,664
Income taxes (benefit)                                                    16,039         50,286        (37,346)         81,928
                                                                    ----------------------------------------------------------

Net income                                                          $     30,670   $     98,206   $    416,098    $    136,736
                                                                    ==========================================================

Net income per common share - Basic and diluted                     $       0.01   $       0.04   $       0.16    $       0.05
Weighted average number of shares outstanding - Basic and diluted      2,655,047      2,685,311      2,663,209       2,690,858

See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                   Three months ended September 30,   Nine months ended September 30,
                                                   ------------------------------------------------------------------
                                                          2007          2006                 2007          2006
                                                   ------------------------------------------------------------------
Net Income                                              $ 30,670      $ 98,206            $ 416,098     $ 136,736

Other comprehensive income, net of income taxes:
Benefit Plans, net of deferred taxes                      25,090            --               74,580            --
                                                   ------------------------------------------------------------------

Comprehensive income                                    $ 55,760      $ 98,206            $ 490,678     $ 136,736
                                                   ==================================================================

See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine months ended September 30,
                                                                                     -------------------------------
                                                                                         2007              2006
                                                                                     -------------------------------
Cash flow from operating activities:

Net income                                                                           $    416,098      $    136,736
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization of premises and equipment                             135,715           123,439
      Net amortization of premiums, discounts and deferred loan fees and costs            (40,894)         (123,553)
      Provision for loan losses                                                             2,101            48,544
      ESOP shares committed to be released                                                 27,657            31,435
      MRP amortization                                                                    165,727            75,642
      Stock option amortization                                                           170,814            64,732
      Decrease (increase) in accrued interest receivable                                   53,741           (35,757)
      Increase in cash surrender value of BOLI                                            (89,397)         (107,663)
      Increase in other assets                                                           (158,640)         (390,464)
      (Decrease) increase in other liabilities                                           (939,998)           74,227
                                                                                     -------------------------------
         Net cash used in operating activities                                           (257,076)         (102,682)
                                                                                     -------------------------------

Cash flow from investing activities:
      Proceeds from calls and maturities of investment securities held to maturity             --           822,193
      Principal repayments on mortgage-backed securities held to maturity               3,250,983         4,498,666
      Purchases of mortgage-backed securities held to maturity                         (2,682,323)       (5,776,928)
      Purchases of loan participation interests                                        (2,578,133)       (7,739,835)
      Net change in loans receivable                                                    4,526,340        (1,812,181)
      Additions to premises and equipment                                                 (55,378)         (245,610)
      Redemption (purchase) of Federal Home Loan Bank of New York stock                    45,600          (524,000)
                                                                                     -------------------------------
         Net cash provided by (used in) investing activities                            2,507,089       (10,777,695)
                                                                                     -------------------------------

Cash flow from financing activities:
      Net (decrease) increase in deposits                                              (2,053,057)          268,017
      Advances from Federal Home Loan Bank of New York                                  5,800,000        49,200,000
      Repayment of advances from Federal Home Loan Bank of New York                    (7,132,080)      (37,833,737)
      Increase in advance payments by borrowers for taxes and insurance                   217,128           220,915
      Cash dividend paid to stockholders                                                       --            (3,004)
      Purchase of treasury stock                                                         (103,313)         (150,360)
                                                                                     -------------------------------
         Net cash (used in) provided by financing activities                           (3,271,322)       11,701,831
                                                                                     -------------------------------
Net (decrease) increase in cash and cash equivalents                                   (1,021,309)          821,454
Cash and cash equivalents - beginning                                                   4,006,886         4,911,223
                                                                                     -------------------------------

Cash and cash equivalents - ending                                                   $  2,985,577      $  5,732,677
                                                                                     ==============================
Supplemental disclosure of cash flow information
   Cash paid during the year for:
      Interest                                                                       $  3,295,442      $  2,544,413
                                                                                     -------------------------------
      Income taxes                                                                   $    205,229      $    134,131
                                                                                     -------------------------------

See notes to consolidated financial statements.

                 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   (Unaudited)
                                   -----------

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

NOTE 2. BASIS OF PRESENTATION
-----------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-B and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months and nine months ended September 30, 2007, are not necessarily indicative of the results which may be expected for the entire year.

NOTE 3. NET INCOME PER COMMON SHARE
-----------------------------------

Net income per common share was computed by dividing net income for three months and nine months ended September 30, 2007 and 2006 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP. Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method.

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

NOTE 5. RETIREMENT PLANS - COMPONENTS OF NET PERIODIC PENSION COST
------------------------------------------------------------------

Periodic pension expense was as follows:

                                                       Three months Ended      Nine months Ended
                                                     ----------------------------------------------
                                                         September 30,           September 30,
                                                     ----------------------------------------------
                                                        2007        2006        2007        2006
                                                     ----------------------------------------------
Service Cost                                         $  13,100   $  43,121   $  86,156   $ 129,363
Interest Cost                                           65,744      62,996     207,629     188,988
Expected return on assets                             (108,134)    (46,233)   (295,411)   (138,699)
Amortization of past service cost                      (15,642)     (2,750)    (26,489)     (8,250)
Amortization of unrecognized net loss                   31,521      15,551      93,446      46,653
                                                     ----------------------------------------------
   Net periodic benefit cost                         $ (13,411)  $  72,685   $  65,331   $ 218,055
                                                     ----------------------------------------------

Periodic pension expense for other plans was as follows:

                                                       Three months Ended      Nine months Ended
                                                     ----------------------------------------------
                                                         September 30,           September 30,
                                                     ----------------------------------------------
                                                        2007        2006        2007        2006
                                                     ----------------------------------------------
Service Cost/Interest Cost                           $  26,432   $  47,685   $  75,124   $ 143,055
Amortization of unrecognized transition obligation       4,292       4,292      12,828      12,876
Amortization of past service cost                        5,278          --      15,834          --
Amortization of unrecognized net loss                    2,045       1,006       6,135       3,018
                                                     ----------------------------------------------
   Net periodic benefit cost                         $  38,047   $  52,983   $ 109,921   $ 158,949
                                                     ----------------------------------------------

NOTE 6. AMENDMENT TO DEFINED BENEFIT EMPLOYEE PENSION PLAN
----------------------------------------------------------

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

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

EITF 06-11

In March 2007, the FASB ratified Emerging Issues Task Force No. 06-11, ("EITF No. 06-11"), "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

EITF 06-5

On September 7, 2006, the Task Force reached a conclusion on Emerging Issues Task Force No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance purchases by entities protecting against the loss of "key persons." The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 did not have a material impact on the Company's consolidated financial statements.

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

FAS 159

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for the Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

FSP FIN 48-1

In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48" ("FSP FIN 48-1"). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

FSP FAS 158-1

In February 2007, the FASB issued FASB Staff Position ("FSP") FAS 158-1, "Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides." This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." The conforming amendments in this FSP shall be applied upon adoption of SFAS No. 158. We believe the adoption of FSP FAS 158-1 did not have a material impact on our consolidated financial statements or disclosures.

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

Comparison of Financial Condition September 30, 2007 and December 31, 2006

      The Company's assets as of September 30, 2007 were $150.9 million compared to $154.4 million at December 31, 2006, a decrease of $3.5 million, or 2.3%. Loans receivable decreased $1.9 million, or 1.8%, to $104.3 million at September 30, 2007 from $106.2 million at December 31, 2006. Mortgage-backed securities decreased $575,000, or 2.2%, to $26.2 million at September 30, 2007 from $26.7 million as of December 31, 2006. Cash and cash equivalents decreased $1.0 million, or 25.0%, to $3.0 million at September 30, 2007 from $4.0 million at December 31, 2006.

      Total deposits decreased $2.0 million, or 1.9%, to $103.6 million at September 30, 2007 from $105.6 million as of December 31, 2006. As of September 30, 2007, borrowings from the Federal Home Loan Bank of New York ("FHLB") were $29.2 million compared to $30.5 million as of December 31, 2006, a decrease of $1.3 million, or 4.3%.

      Total  stockholders'   equity  increased  $752,000  to  $15.8  million  at
September 30, 2007 from $15.0 million at December 31, 2006.

      On June 30, 2005, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. On August 30, 2007, the Company approved a second stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. During the quarter ended September 30, 2007, the Company repurchased a total of 7,360 shares at weighted average price of $6.47. As of September 30, 2007, 51,260 shares were acquired at a weighted average price of $7.77 per share.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and September 30, 2006

      General. Net income decreased by $67,000, to $31,000 for the quarter ended September 30, 2007 from $98,000 for the same quarter in 2006. The decrease in net income for the quarter was primarily due to a decrease of $25,000 in total interest income, and increases of $104,000 in interest expense on deposits, and $15,000 in interest expense on borrowings from FHLB. These, however, were partially offset by decreases of $40,000 in non-interest expenses, and $34,000 in income taxes.

      Interest Income. Interest income decreased $25,000, or 1.1%, to $2.252 million for the quarter ended September 30, 2007 from $2.277 million for the quarter ended September 30, 2006. The decrease in interest income can be attributed to a lower interest earning asset base. For the three months ended September 30, 2007 the average balance of $141.0 million in interest-earning assets earned an average yield of 6.39% compared to an average yield of 6.35% on an average balance of $143.4 million for the three months ended September 30, 2006.

      Interest income on loans decreased $7,000, or 0.4%, to $1.725 million for the quarter ended September 30, 2007 from $1.732 million for the same quarter in 2006. The average balance of loans decreased $1.0 million to $103.9 million for the quarter ended September 30, 2007 from $104.9 million for the quarter ended September 30, 2006. The average yield on loans increased by three basis points to 6.64% for the quarter ended September 30, 2007 from 6.61% for the quarter ended September 30, 2006.

      Interest income on mortgage-backed securities decreased $39,000, or 9.4%, to $376,000 for the quarter ended September 30, 2007 from $415,000 for the quarter ended September 30, 2006. The average balance of mortgage-backed securities decreased $711,000 to $26.6 million for the quarter ended September 30, 2007 from $27.3 million for the quarter ended September 30, 2006. The average yield decreased by 43 basis points to 5.65% for the quarter ended September 30, 2007 from 6.08% for the same period in 2006.

      Interest income on investment securities increased $15,000, or 14.2%, to $121,000 for the quarter ended September 30, 2007 from $106,000 for the quarter ended September 30, 2006. The average yield on investment securities increased 69 basis points to 5.68% for the quarter ended September 30, 2007 from 4.99% for the quarter ended September 30, 2006. The average balance of investment securities increased by $48,000 to $8.5 million for the quarter ended September 30, 2007 from $8.5 million for the quarter ended September 30, 2006.

      Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold, increased $6,000, or 25.0%, to $30,000 for the quarter ended September 30, 2007 from $24,000 for the quarter ended September 30, 2006. The average yield on other interest earning assets increased by 239 basis points to 5.83% for the quarter ended September 30, 2007 from 3.44% for the quarter ended September 30, 2006. As a partial offset, the average balance of other interest earning assets decreased $697,000 to $2.0 million for the quarter ended September 30, 2007 from $2.7 million for the quarter ended September 30, 2006.

      Interest Expense. Total interest expense, comprised of interest expense on deposits and interest expense on FHLB advances, increased $119,000, or 12.2%, to $1.1 million for the quarter ended September 30, 2007 from $973,000 for the quarter ended September 30, 2006. The average cost of interest-bearing liabilities increased by 41 basis points to 3.38% for the quarter ended September 30, 2007 from 2.97% for the quarter ended September 30, 2006. The average balance of interest-bearing liabilities decreased $1.9 million to $129.1 million for the quarter ended September 30, 2007 from $131.0 million for the quarter ended September 30, 2006.

      Interest expense on deposits increased $104,000, or 16.7%, to $726,000 for the quarter ended September 30, 2007 from $622,000 for the quarter ended September 30, 2006. The average cost of interest-bearing deposits increased by 47 basis points to 2.89% for the quarter ended September 30, 2007 from 2.42% for the quarter ended September 30, 2006, reflecting the upward trend of interest rates on deposits. However, the average balance of interest-bearing deposits decreased $2.5 million to $100.5 million for the quarter ended September 30, 2007 from $103.0 million for the quarter ended September 30, 2006.

      Interest expense on FHLB advances increased $15,000, or 4.3%, to $365,000 for the quarter ended September 30, 2007, from $350,000 for the quarter ended September 30, 2006. The average balance of FHLB advances increased $703,000 to $28.6 million for the quarter ended September 30, 2007, from $27.9 million for the quarter ended September 30, 2006. The average cost of FHLB advances increased by 8 basis points to 5.10% for the quarter ended September 30, 2007, from 5.02% for the quarter ended September 30, 2006.

      Net Interest Income. Net interest income decreased $144,000, or 11.0%, to $1.2 million for the quarter ended September 30, 2007 from $1.3 million for the same quarter in 2006. The interest rate spread was 3.01% for the quarter ended September 30, 2007 compared to 3.38% for the quarter ended September 30, 2006, a decrease of 37 basis points. Interest margin for the quarter ended September 30, 2007 was 3.29% compared to 3.64% for the quarter ended September 30, 2006, a decrease of 35 basis points. The decrease in interest rate spread and interest margin can be attributed to the higher cost of interest-bearing liabilities.

      Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on the evaluation of these factors, a provision of $45 of was recorded for the three months ended September 30, 2007. For the three months ended September 30, 2006, a provision of $595 was recorded. The provision for loan losses was established to address probable and estimable losses in the one to four residential and Visa credit card loan portfolios as well as inherent losses that are probable and estimable in the larger loan portfolio. The level of the allowance at September 30, 2007 is based on estimates, and the ultimate losses may vary from the estimates. Non-performing loans increased to $316,000, or 0.2% of total assets as of September 30, 2007, from $84,000 or 0.05% of total assets as of September 30, 2006. Total non-performing loans of $316,000 for September 30, 2007 included one construction loan in the amount of $245,000 which was subsequently paid in full on October 19, 2007.

      Non-Interest Income. Non-interest income increased $1,000, to $77,000 for the quarter ended September 30, 2007 from $76,000 for the quarter ended September 30, 2006. This was primarily attributable to the increase of miscellaneous income of $6,000, and increases of BOLI income of $1,000. As a partial offset, income from fees and service charges decreased by $6,000.

      Non-Interest Expenses. Non-interest expenses decreased $40,000, or 3.2%, to $1.2 million for the quarter ended September 30, 2007. The net decrease of $40,000 to non-interest expense is primarily attributable to decreases to salaries and employee benefits, director's compensation, equipment, and other insurance premiums, which, however, were partially offset by increases in net occupancy expense of premises, professional fees and other expenses. Director's compensation decreased by $46,000 to $43,000 for the three months ended September 30, 2007, from $89,000 for the three months ended September 30, 2006. The decrease is primarily attributed to the reduction of outside directors to five at September 30, 2007 from seven at September 30, 2006. Salaries and employee benefits decreased $63,000 to $643,000 for the three months ended September 30, 2007, from $706,000 for the three months ended September 30, 2006, primarily due to the reduction in employee pension expense as a result of an amendment, effective May 1, 2007, to the Flatbush Federal Savings and Loan Defined Benefit Pension Plan. Professional fees increased $50,000 to $88,000 for the three months ended September 30, 2007, from $38,000 for the three months ended September 30, 2006, primarily due to the additional legal services required for the voluntary separation program which was implemented during the fourth quarter of this year, as well as other normal banking operations, and additional accounting fees for the compliance with the Sarbanes-Oxley Act,
Section 404.

      Income Tax Expense. The provision for income taxes decreased $34,000, to $16,000 for the quarter ended September 30, 2007 from $50,000 for the same quarter in 2006.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and September 30, 2006

      General. Net income increased by $279,000, to $416,000 for the nine months ended September 30, 2007 from $137,000 for the same period in 2006. The increase was primarily due to increases of $341,000 in interest income, $479,000 in non-interest income, and decreases of $119,000 in income taxes, and $47,000 in provision for loan losses. These, however, were partially offset by increases of $423,000 in interest expense on deposits, $276,000 in interest expense on borrowings from the FHLB, and $7,000 in non-interest expense.

      Interest Income. Interest income increased $341,000, or 5.3%, to $6.8 million for the nine months ended September 30, 2007 from $6.5 million for the nine months ended September 30, 2006. The increase in interest income can be attributed to a higher average yield on a higher interest earning asset base. For the nine months ended September 30, 2007 the average balance of $143.4 million in interest-earning assets earned an average yield of 6.35% compared to an average yield of 6.17% on an average balance of $140.2 million for the nine months ended September 30, 2006.

      Interest income on loans increased $361,000, or 7.4%, to $5.3 million for the nine months ended September 30, 2007 from $4.9 million for the same quarter in 2006. The average balance of loans increased $3.9 million to $104.8 million for the nine months ended September 30, 2007 from $100.9 million for the nine months ended September 30, 2006. The average yield on loans increased by 21 basis points to 6.68% for the nine months ended September 30, 2007 from 6.47% for the nine months ended September 30, 2006.

      Interest income on mortgage-backed securities decreased $74,000, or 6.3%, to $1.1 million for the nine months ended September 30, 2007 from $1.2 million for the nine months ended September 30, 2006. The average balance of mortgage-backed securities decreased $1.0 million to $26.7 million for the nine months ended September 30, 2007 from $27.7 million for the nine months ended September 30, 2006. The average yield decreased by 17 basis points to 5.48% for the nine months ended September 30, 2007 from 5.65% for the same period in 2006.

      Interest income on investment securities increased $36,000, or 11.2%, to $357,000 for the nine months ended September 30, 2007 from $321,000 for the nine months ended September 30, 2006. The average yield on investment securities increased 53 basis points to 5.56% for the nine months ended September 30, 2007 from 5.03% for the nine months ended September 30, 2006. The average balance of investment securities increased by $51,000 to $8.6 million for the nine months ended September 30, 2007 from $8.5 million for the nine months ended September 30, 2006.

      Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold, increased $18,000, or 17.3%, to $122,000 for the nine months ended September 30, 2007 from $104,000 for the nine months ended September 30, 2006. The average balance of other interest earning assets increased $263,000 to $3.4 million for the nine months ended September 30, 2007 from $3.1 million for the nine months ended September 30, 2006. The average yield on other interest earning assets increased by 38 basis points to 4.84% for the nine months ended September 30, 2007 from 4.46% for the nine months ended September 30, 2006.

      Interest Expense. Total interest expense, comprised of interest expense on deposits and interest expense on FHLB advances, increased $699,000, or 27.0%, to $3.3 million for the nine months ended September 30, 2007 from $2.6 million for the nine months ended September 30, 2006. The average cost of interest-bearing liabilities increased by 64 basis points to 3.34% for the nine months ended September 30, 2007 from 2.70% for the nine months ended September 30, 2006. The average balance of interest-bearing liabilities increased $3.5 million to $131.5 million for the nine months ended September 30, 2007 from $128.0 million for the nine months ended September 30, 2006.

      Interest expense on deposits increased $424,000, or 24.5%, to $2.2 million for the nine months ended September 30, 2007 from $1.7 million for the nine months ended September 30, 2006. The average cost of interest-bearing deposits increased by 60 basis points to 2.82% for the nine months ended September 30, 2007 from 2.22% for the nine months ended September 30, 2006, reflecting the upward trend of interest rates on deposits. However, the average balance of interest-bearing deposits decreased $2.3 million to $101.8 million for the nine months ended September 30, 2007 from $104.1 million for the nine months ended September 30, 2006.

      Interest expense on FHLB advances increased $276,000, or 32.0%, to $1.1 million for the nine months ended September 30, 2007, from $861,000 for the nine months ended September 30, 2006. The average balance of FHLB advances increased $5.8 million to $29.7 million for the nine months ended September 30, 2007, from $23.9 million for the nine months ended September 30, 2006. The average cost of FHLB advances increased by 30 basis points to 5.10% for the nine months ended September 30, 2007, from 4.80% for the nine months ended September 30, 2006.

      Net Interest Income. Net interest income decreased $358,000, or 9.2%, to $3.5 million for the nine months ended September 30, 2007 from $3.9 million for the same period in 2006. The interest rate spread was 3.01% for the nine months ended September 30, 2007 compared to 3.47% for the nine months ended September 30, 2006, a decrease of 46 basis points. Net interest margin for the nine months ended September 30, 2007 was 3.29% compared to 3.71% for the nine months ended September 30, 2006, a decrease of 46 basis points. The decrease in interest rate spread and interest margin can be attributed to the higher cost of interest-bearing liabilities.

      Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on the evaluation of these factors, a provision of $2,000 was recorded for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, a provision of $48,000 was recorded. The provision for loan losses was established to address probable and estimable losses in the one to four residential and Visa credit card loan portfolio as well as inherent losses that are probable and estimable in the larger loan portfolio. The level of the allowance at September 30, 2007 is based on estimates, and the ultimate losses may vary from the estimates. Non-performing loans increased to $316,000, or 0.2% of total assets as of September 30, 2007, from $84,000 or 0.05% of total assets as of September 30, 2006. Total non-performing loans of $316,000 for September 30, 2007 included one construction loan in the amount of $245,000 which was subsequently paid in full on October 19, 2007.

      Non-Interest Income. Non-interest income increased $479,000, to $726,000 for the nine months ended September 30, 2007 from $247,000 for the nine months ended September 30, 2006. This was primarily attributable to the proceeds of $500,000 from a life insurance policy the Association owned on the life of former Flatbush Federal Bancorp Inc. CEO and President, Anthony J. Monteverdi who passed away during 2007. As a partial offset, income from fees and service charges decreased by $29,000.

      Non-Interest Expenses. Non-interest expenses increased $7,000, or 0.2%, to $3.9 million for the nine months ended September 30, 2007 from $3.9 million for the nine months ended September 30, 2006. This increase is primarily attributable to increases to director's compensation, professional fees, and other expenses, which, however, were partially offset by decreases in salaries and employee benefits, net occupancy expense of premises, equipment, and other insurance premiums. Director's compensation increased by $133,000 to $427,000 for the nine months ended September 30, 2007, from $294,000 for the nine months ended September 30, 2006. The increase includes a one time accrual of $221,000 for the accelerated vesting of stock options and restricted stock due to the death of Mr. Monteverdi, as well as a one time accrual of $35,000 for the accelerated vesting of stock options and restricted stock due to the retirement of director John F. Antoniello. The nine month period ending September 30, 2006 included a one-time expense accrual for the accelerated vesting of benefits due to the death of a director of Flatbush Federal Bancorp Inc. Salaries and employee benefits decreased $207,000, to $2.0 million for the nine months ended September 30, 2007 from $2.2 million for the nine months ended September 30, 2006. The decrease primarily is due to the reduction of employee pension expense as a result of an amendment, effective May 1, 2007, to the Flatbush Federal Savings and Loan Defined Benefit Pension Plan, and to the reduction of senior level personnel. Professional fees increased $82,000 to $208,000 for the nine months ended September 30, 2007, from $126,000 for the nine months ended September 30, 2006, primarily due to the additional legal services required for the amended pension plan, as well as other normal banking operations, and additional accounting fees for compliance with the Sarbanes-Oxley Act, Section 404.

      Effective  January 1, 2007,  the Federal  Deposit  Insurance  Corporation,
(FDIC), created a new risk framework of four risk categories and established assessment rates to coincide with each category. Assessment rates for Risk Category I institutions, which includes the Association range from 5 to 7 basis points. The FDIC also approved a one-time assessment credit for banks in existence on December 31, 1996, that paid a deposit insurance assessment prior to that date. Management believes that the one-time credit will more than offset the new FDIC assessment cost for 2007. It anticipates that the credit will be depleted in the fourth quarter of 2008. Accordingly, the Association will begin to recognize the FDIC assessment cost at that time.

      Income Tax Expense. The provision for income taxes decreased $119,000, to a $37,000 tax benefit for the nine months ended September 30, 2007 from $82,000 tax expense for the same period in 2006. The income tax benefit is primarily based on the lower level of income before taxes, excluding the $500,000 non-taxable life insurance proceeds, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Liquidity and Capital Resources

      The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the "OTS") regulations sufficient to ensure the Association's safe and sound operation. The Association's liquidity averaged 4.14% during the month of September 2007. The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

      The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities. Net loans totaled $104.3 million and $106.2 million at September 30, 2007 and December 31, 2006, respectively. Mortgage-backed and investment securities held to maturity totaled $33.1 million and $33.7 million at September 30, 2007 and December 31, 2006, respectively. In addition to funding new loans and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, maturities of investment securities and advances from the FHLB.

      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds. At September 30, 2007, the Company had $29.2 million in advances from the FHLB, and had an available borrowing limit of $46.5 million. At December 31, 2006, advances from the FHLB totaled $30.5 million.

      The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations. At September 30, 2007, the Association had outstanding commitments to originate or purchase loans of $5.4 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2007, totaled $48.7 million. Management believes that, based upon its experience and the Association's deposit flow history, a significant portion of such deposits will remain with the Association.

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

      The following table sets forth the Association's capital position at September 30, 2007, as compared to the minimum regulatory capital requirements:

                                                                         Under Prompt
                                                     Minimal Capital  Corrective Actions
                                      Actual          Requirements        Provisions
                                --------------------------------------------------------
                                 Amount     Ratio   Amount    Ratio    Amount     Ratio
                                --------    -----  --------   -----    ------     ------
                                                   (Dollars in Thousands)
Total Capital                   $ 16,280    21.0%  $ >6,201    >8.0%  $ >7,751    >10.0%
(to risk-weighted assets)

Tier 1 Capital                    16,101    20.8%       > -     > -     >4,651     >6.0%
(to risk-weighted assets)

Core (Tier 1) Capital             16,185    10.8%   > 6,002    >4.0%    >7,502     >5.0%
(to adjusted total assets)

Tangible Capital                  16,185    10.8%   > 2,251    >1.5%    >-         >-
(to adjusted total assets)

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

Net Portfolio Value

      The Association's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association's quarterly Thrift Financial Reports. The following table sets forth the Association's NPV as of June 30, 2007, the most recent date the Association's NPV was calculated by the OTS.

                                                        Net Portfolio Value as a
                                                        Percentage of Present Value of
                          Net Portfolio Value           Assets
Change in        ------------------------------------   -------------------------------
Interest Rates   Estimated     Amount of   Percent of                Change in Basis
(basis points)   NPV           Change      Change       NPV Ratio    Points
--------------   -----------   ---------   ----------   ----------   ------------------
                 (Dollars in Thousands)
+300             $  8,413      $ (10,318)     (55%)        5.84%       -609
+200               11,876         (6,855)     (37%)        8.01%       -393
+100               15,382         (3,349)     (18%)       10.08%       -186
+ 50               17,103         (1,628)      (9%)       11.05%        -89
   0               18,731             --       --         11.94%         --
- 50               20,209          1,478        8%        12.72%        +78
-100               21,442          2,711       14%        13.35%       +142
-200               22,866          4,135       22%        14.02%       +209

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

There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the September 30, 2007 internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

      On June 30, 2005, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. On August 30, 2007, the Company approved a second stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of September 30, 2007, 49,920 shares have been repurchased with repurchases in the third quarter described in the following table:

                                       Company Purchases of Common Stock
-----------------------------------------------------------------------------------------------------------------
                                                                                                   Maximum
                                                                            Total number of       number (or
                                                                                shares           approximate
                                                                             purchased as      dollar value) of
                                                                           part of publicly    shares that may
                                           Total number                        announced       yet be purchased
                                             of shares     Average price       plans or       under the plans or
               Period                        purchased    paid per share       programs            programs
-----------------------------------------------------------------------------------------------------------------
July 1, 2007 through July 31, 2007                 -               -                 -               7,440
-----------------------------------------------------------------------------------------------------------------
August 1, 2007 through August 31, 2007         1,360          $ 6.20            43,920              56,080
-----------------------------------------------------------------------------------------------------------------
September 1, 2007 through September 30,        6,000          $ 6.52            49,920              50,080
2007
-----------------------------------------------------------------------------------------------------------------

ITEM 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None

ITEM 5. Other Information
        -----------------

      Consistent with its ongoing efforts to manage expenses and long-range staffing needs, Flatbush Federal Savings & Loan Association, the wholly-owned subsidiary of Flatbush Federal Bancorp, Inc. (together, the "Company") implemented a voluntary separation program that completed on October 22, 2007. Eight employees, or 19% of the Company's 42 full-time employees, fit the criteria for eligibility and were offered the program. As of October 22, 2007, all eight eligible employees elected to participate in the program.

      The cost of the voluntary separation program resulted in the one-time expense to the Company of approximately $265,000 net of tax. After giving effect to the estimated cost to hire replacements for certain employees, the projected annual cost savings, net of tax, will be approximately $195,000. The one-time expense will be recognized in the fourth quarter of 2007.

      In addition to the voluntary separation program, the Company also implemented a reduction-in-force and elimination of part-time positions. Four out of six part-time positions at the Company were eliminated. The one-time expense to the Company, recognized in the third quarter of 2007, was approximately $9,000, net of tax. The projected annual cost savings for the reduction-in-force, net of tax, would be $30,000.

ITEM 6. Exhibits
        --------

      The following Exhibits are filed as part of this report.

            11.0  Computation of earnings per share

            31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

                                         FLATBUSH FEDERAL BANCORP, INC.


Date: November 14, 2007                  By: /s/ Jesus R. Adia
     ------------------                      ---------------------------
                                             Jesus R. Adia
                                             President and
                                             Chief Executive Officer


Date: November 14, 2007                  By: /s/ John S. Lotardo
     ------------------                      ---------------------------
                                             John S. Lotardo
                                             Executive Vice President and
                                             Chief Financial Officer