Form 10KSB
period 2007-12-31
FLATBUSH FEDERAL BANCORP INC
filed 2008-03-31
CIK 1243496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended December 31, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ___________________

                        Commission File Number: 000-50377

                         Flatbush Federal Bancorp, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                    Federal                               11-3700733
        -------------------------------               -------------------
        (State or Other Jurisdiction of                (I.R.S. Employer
         Incorporation or Organization)               Identification No.)

    2146 Nostrand Avenue, Brooklyn, New York                 11210
    ----------------------------------------               ----------
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

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES |_|  NO |X|

State issuer's revenues for its most recent fiscal year............$9,787,575

      As of March 27, 2008, there were 2,744,597 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on March 27, 2008 ($5.20) was $6,554,023.

      Transitional Small Business Disclosure format.             YES |_|  NO |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

1.    Proxy Statement for the 2008 Annual Meeting of Stockholders (Part III).

2. Annual Report to Shareholders for the fiscal year ended December 31, 2007 (Part II ).

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

Flatbush Federal Bancorp, Inc.

      Flatbush Federal Bancorp, Inc. (the "Company") is a Federal corporation which was organized in 2003 as part of the mutual holding company reorganization of Flatbush Federal Savings & Loan Association, (the "Association"). The Company's principal asset is its investment in Flatbush Federal Savings & Loan Association. The Company is a majority owned subsidiary of Flatbush Federal Bancorp, MHC, ("Flatbush MHC") a Federally chartered mutual holding company. In connection with the reorganization, the Company sold 1,087,756 shares of its common stock and issued 1,226,619 shares to its mutual holding company parent. The net proceeds from the stock offering totaled $7.1 million. At December 31, 2007, the Company had consolidated assets of $148.8 million, deposits of $102.7 million and stockholders' equity of $15.6 million. The Company's executive office is located at 2146 Nostrand Avenue, Brooklyn, New York 11210 and its telephone number is (718) 859-6800.

Flatbush Federal Savings & Loan Association

      General. The Association's principal business consists of attracting retail deposits from the general public in the areas surrounding its three locations in Brooklyn, New York and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans, commercial real estate loans, construction loans, investment securities, and mortgage-backed securities. The Association's revenues are derived principally from the interest on loans and securities, loan origination and servicing fees, BOLI income, and service charges and fees collected on deposit accounts. The Association's primary sources of funds are deposits, principal and interest payments on loans and securities, and borrowings.

      Competition. The Association faces intense competition within its market area both in making loans and attracting deposits. The New York City area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of the Association's competitors offer products and services that it currently does not offer, such as trust services and private banking. As of December 31, 2007, the Association's market share of deposits represented less than one half of one percent of deposits in Kings County.

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

      Market Area. The Association operates in an urban market area that has a stable population and household base. The Association's primary lending area is concentrated in Brooklyn, Queens and Long Island, New York. One- to four-family residential real estate in the market area is characterized by a large number of attached and semi-detached houses, including a number of two-and three-family homes and cooperative apartments. Most of the deposit customers are residents of the greater New York metropolitan area. The economy of the market area is characterized by a large number of small retail establishments. The Association's customer base is comprised of middle-income households, and to a lesser extent, low-to-moderate-income households. In addition, the unemployment rate in the market area served by the Association is higher than in the surrounding suburbs.

      Lending Activities. Historically, the Association's principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. Historically, the Association retained all loans that it originated. However, beginning in 2002 the Association sold a limited number of its one- to four-family loans, on a servicing retained basis, to the Federal Home Loan Bank of New York. No loans were sold during the year ended December 31, 2007. One- to four-family residential real estate mortgage loans represented $82.8 million, or 79.26%, of our loan portfolio at December 31, 2007. The Association also offers commercial real estate loans, multifamily loans and construction loans secured by single and multi-family properties. Construction loans totaled $12.0 million, or 11.52% of the total loan portfolio at December 31, 2007. Commercial real estate loans totaled $8.0 million, or 7.61% of the total loan portfolio at December 31, 2007. Multi-family real estate loans totaled $1.3 million, or 1.29%, of the total loan portfolio at December 31, 2007. On a limited basis, loans are originated that are not secured by real estate.

      Loan Portfolio Composition. The following table sets forth the composition of the Association's loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of loans in process, the allowance for loan losses and net deferred fees.

                                                                                At December 31,
                                                             ------------------------------------------------------
                                                                       2007                          2006
                                                             -----------------------       ------------------------
                                                              Amount         Percent        Amount         Percent
                                                             --------       --------       --------        --------
                                                                             (Dollars in Thousands)
Real Estate Loans:
------------------
   One- to four-family ..............................        $ 82,827          79.26%      $ 82,728           72.93%
   Multi-family .....................................           1,343           1.29          1,226            1.08
   Commercial .......................................           7,955           7.61         10,053            8.86
   Construction .....................................          12,039          11.52         18,895           16.66
                                                             --------       --------       --------        --------
      Total real estate loans........................         104,165          99.68        112,902           99.53
                                                             --------       --------       --------        --------

Other Loans:
------------
    Small Business Administration ...................              67           0.06            178            0.16
    Passbook or certificate .........................              73           0.07             81            0.07
    Home equity .....................................             144           0.14            222            0.20
    Student education ...............................              --             --              1              --
    Secured credit cards ............................              48           0.05             47            0.04
                                                             --------       --------       --------        --------
      Total other loans .............................             332           0.32            529            0.47
                                                             --------       --------       --------        --------
        Total loans .................................         104,496         100.00%       113,431%         100.00
                                                             --------       ========       --------        ========

Less:
-----
   Loans in process .................................           2,646                         6,779
   Allowance for loan losses ........................             202                           200
   Deferred loan fees ...............................             165                           222
                                                             --------                      --------
                                                                3,013                         7,201
                                                             --------                      --------
      Total loans receivable, net ...................        $101,483                      $106,230
                                                             ========                      ========

      Maturity of Loan Portfolio. The following table shows the remaining contractual maturity of loans at December 31, 2007. The table does not include the effect of possible prepayments or due on sale clause payments.

                                                                 At December 31, 2007
                                    -----------------------------------------------------------------------------  -----------------
                                    One- to          Commercial
                                     Four-   Multi-     Real                  Small Business  Passbook or   Home   Credit
                                    Family   Family    Estate   Construction  Administration  Certificate  Equity   Cards    TOTAL
                                    -------  ------  ---------- ------------  --------------  -----------  ------  ------   --------
One year or less ...............    $    19  $    --   $ 1,530     $12,039        $    67       $    73    $   --  $    48  $ 13,776
                                    ------------------------------------------------------------------------------------------------

After one year:
More than 1 to 3 years .........        216      151     2,499          --             --            --        --       --     2,866
More than 3 to 5 years .........      1,288       --     1,847          --             --            --        77       --     3,212
More than 5 to 10 years ........      5,131      141     1,018          --             --            --        67       --     6,357
More than 10 to 20 years .......     32,142    1,051     1,061          --             --            --        --       --    34,254
More than 20 years .............     44,031       --        --          --             --            --        --       --    44,031
                                    ------------------------------------------------------------------------------------------------
 Total due after one year ......     82,808    1,343     6,425          --             --            --       144       --    90,720
                                    ------------------------------------------------------------------------------------------------

   Total loans .................    $82,827  $ 1,343   $ 7,955     $12,039        $    67       $    73    $  144  $    48   104,496
                                    ======================================================================================

Less:
Loans in process ...............                                                                                               2,646
Allowance for loan losses ......                                                                                                 202
Deferred loan fees .............                                                                                                 165
                                                                                                                            --------
   Total loans receivable, net .                                                                                            $101,483
                                                                                                                            ========

      The total amount of loans due after December 31, 2008 that have fixed interest rates is $82.3 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $8.4 million.

      One- to Four-Family Residential Loans. The Association's primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in Brooklyn, Queens and Long Island, New York. At December 31, 2007, approximately $82.8 million, or 79.26% of our loan portfolio, consisted of one- to-four family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. The Association will not make loans with a loan-to-value ratio in excess of 95% for loans secured by single family homes and 90% for loans secured by two-to four-family properties. Fixed-rate loans are originated for terms of 15 and 30 years. At December 31, 2007, the Association's largest loan secured by one- to four-family real estate had a principal balance of $997,000 and was secured by a one-family residence. This loan was performing in accordance with its terms.

      The Association also offers adjustable-rate mortgage loans with one, two, three and five year adjustment periods based on changes in a designated United States Treasury index. During the year ended December 31, 2007, the Association did not originate any adjustable rate mortgages. The adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points. Adjustable rate mortgage loans amortize over terms of up to 30 years.

      Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by the loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2007, $3.4 million, or 4.16% of the Association's one- to four-family residential loans had adjustable rates of interest.

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

      Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled approximately $1.3 million, or 1.29%, of the total loan portfolio at December 31, 2007. Multi-family real estate loans generally are secured by rental properties (including walk-up apartments). Substantially all multi-family real estate loans are secured by properties located within the Association's lending area. At December 31, 2007, the Association had eight multi-family loans with an average principal balance of $168,000, and the largest multi-family real estate loan had a principal balance of $317,000. All of the loans secured by multi-family real estate properties are performing in accordance with their terms. Multi-family real estate loans generally are offered with adjustable interest rates that adjust after one or three years. Multi-family loans are originated for terms of up to 15 years. Multi-family real estate loan adjustments are tied to the prime rate as reported in The Wall Street Journal.

      The Association considers a number of factors in originating multi-family real estate loans. Management evaluates the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, management considers the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with the Association and other financial institutions. In evaluating the property securing the loan, the factors considered include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 1.25% of the monthly debt service, and the ratio of the loan amount to the appraised value of the mortgaged property. Multi-family real estate loans are originated in amounts up to 70% of the appraised value of the mortgaged property securing the loan. All multi-family loans are appraised by outside independent appraisers approved by the board of directors. An environmental inspection is performed by an independent environmental engineer approved by the board of directors. Personal guarantees may be obtained from multi-family real estate borrowers.

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

      Commercial Real Estate Loans. At December 31, 2007, $8.0 million, or 7.61% of the total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed use properties and other commercial properties. The Association generally originates adjustable rate commercial real estate loans, as well as balloon maturity loans, with maximum terms of up to 15 years. The maximum loan-to-value ratio of commercial real estate loans is 75%. At December 31, 2007, the Association had 23 commercial real estate loans with an average outstanding balance of $346,000. At December 31, 2007, the Association's largest loan secured by commercial real estate consisted of a $1.5 million participation in a $3.7 million loan secured by non-residential property. At December 31, 2007, this loan was performing in accordance with its terms. At December 31, 2007, all of the loans secured by commercial real estate were performing in accordance with their terms.

      The Association considers a number of factors in originating commercial real estate loans. Management evaluates the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, management considers the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with the Association and other financial institutions. In evaluating the property securing the loan, the factors management considered include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 1.25% of the monthly debt service, and the ratio of the loan amount to the appraised value of the mortgaged property. All commercial loans are appraised by outside independent appraisers approved by the Board of Directors. An environmental inspection is performed by an independent environmental engineer approved by the board of directors. Personal guarantees may be obtained from commercial real estate borrowers.

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

      Construction Loans. At December 31, 2007, $12.0 million, or 11.52% of the Association's total loan portfolio consisted of construction loans. Construction loans are originated by a mortgage brokerage company or another financial institution, which makes the initial contact with the potential borrower and forwards a completed loan application which is reviewed to determine whether the applicant satisfies the Association's underwriting criteria. If accepted, the loan is closed in the name of the mortgage broker who simultaneously assigns the mortgage to the Association. The Association then funds the construction loan in accordance with its terms. Construction loans may also be originated by the Association. The Association currently offers adjustable- rate residential construction loans for the construction of owner-occupied, single-family residences. These loans generally are offered to borrowers who have a contract for construction of a single family residence on property they own at the time of the loan origination. Construction loans are occasionally structured to become permanent mortgage loans once the construction is completed; however, in all instances permanent financing must be in place at the time the construction loan is originated. The Association also participates in construction loans with adjustable rates for the construction of multifamily real estate. At December 31, 2007, the largest construction loan was a $1.5 million participation of which $1.5 million was advanced. The loan was performing in accordance with its terms. These loans have interest rates that adjust monthly. Construction loans require the payment of interest only during the construction period.
Construction loans will generally be made in amounts of up to 75% of the appraisal value of the property, or the actual cost of the improvements. Funds are disbursed in accordance with a schedule reflecting the completion of portions of the project. At December 31, 2007, the Association's construction loans are secured by properties located in Brooklyn, Long Island and Manhattan.

      Construction loans generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. The risk of loss on a construction loan depends upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost of construction. If the estimated cost of construction is inaccurate, funds may have to be advanced beyond the original amount committed in order to protect the value of the property. An environmental inspection is performed by an independent environmental engineer.

      Other Loans. The Association offers a variety of loans secured by real estate, or by property other than real estate. These loans include loans secured by deposits, home equity loans, and credit cards secured by deposit accounts. At December 31, 2007, these other loans totaled $332,000, or 0.32% of the total loan portfolio.

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

      The following table shows the loan originations, purchases, sales and repayment activities for the periods indicated.

                                                                       Years Ended December 31,
                                                                    ------------------------------
                                                                       2007                 2006
                                                                    ---------            ---------
                                                                           (In Thousands)
Beginning of period .......................................         $ 106,230            $  96,591
                                                                    ---------            ---------

Originations by Type:
---------------------
   Real estate:
     One- to four-family ..................................             9,248               14,961
     Multi-family .........................................                --                   --
     Commercial ...........................................               225                  724
     Construction .........................................                35                  486
  Other loans:
     Small Business Administration ........................                --                  120
     Passbook or certificate ..............................                35                   63
     Home equity ..........................................                15                   85
     Secured credit cards .................................               156                  146
                                                                    ---------            ---------
       Total originations .................................             9,714               16,585
                                                                    ---------            ---------

Purchases:
----------
   Real estate:
     Commercial ...........................................                --                3,074
     Construction .........................................             3,083                7,509
                                                                    ---------            ---------
       Total purchases ....................................             3,083               10,583
                                                                    ---------            ---------

Sales and Repayments:
---------------------
   Real estate:
     One- to four-family ..................................                --                   --
       Total sales ........................................                --                   --
     Principal repayments .................................            17,589               17,649
                                                                    ---------            ---------
       Total reductions ...................................            17,589               17,649
                                                                    ---------            ---------
     Increase (decrease) in other items, net ..............                45                  120
                                                                    ---------            ---------
     Net increase (decrease) ..............................            (4,747)               9,639
                                                                    ---------            ---------
   Ending of period .......................................         $ 101,483            $ 106,230
                                                                    =========            =========

      Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Association reviews the employment and credit history and information on the historical and projected income and expenses of mortgagors or if applicable, the historical and projected income and expenses of the property. All loans up to $400,000 may be approved by the Association's Senior Vice President of Lending. All loans in excess of $400,000 must be approved by the board of directors. In addition, the board of directors ratifies all loans approved by management.

      The Association requires appraisals of all real property securing loans, and if applicable, environmental inspections. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the board of directors. The Association requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan.

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

      Non-performing Loans. At December 31, 2007, $77,000 or 0.08% of the Association's total loans were non-performing loans.

      Non-performing Assets. The table below sets forth the amounts and categories of the non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets. During the periods presented, there were no troubled debt restructurings within the meaning of SFAS No. 15.

                                                           At December 31,
                                                       ----------------------
                                                         2007          2006
                                                       -------        -------
                                                       (Dollars in Thousands)
Non-accruing loans:
   One- to four-family ............................    $     3        $    --
   Small Business Administration ..................         67             67
   Student education ..............................         --             --
   Secured credit cards ...........................          5             --
                                                       ----------------------
     Total ........................................         75             67
                                                       ----------------------

Accruing loans delinquent 90 days or more:
   One- to four-family ............................          2              6
   Multi-family ...................................         --             --
   Secured credit cards ...........................         --             --
   Student education ..............................         --              1
                                                       ----------------------
     Total ........................................          2              7
                                                       ----------------------

Total non-performing loans ........................    $    77        $    74
                                                       ======================
Total as a percentage of total assets .............       0.05%          0.05%
                                                       ======================
Total as a percent of total loans .................       0.08%          0.07%
                                                       ======================

      For the years ended  December  31, 2007 and 2006,  gross  interest  income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $10,000 and $10,000 respectively. No interest income was recognized on such loans for the years ended December 31, 2007 or 2006.

      Delinquent Loans. The following table sets forth the loan delinquencies by type, by amount and by percentage of type at the dates indicated.

                                                         At December 31, 2007                       At December 31, 2006
                                          -------------------------------------------    ------------------------------------------
                                               60-89 Days            90 Days or More         60-89 Days          90 Days or More
                                          ---------------------   -------------------    -------------------   --------------------
                                                      Principal             Principal              Principal              Principal
                                           Number      Balance     Number    Balance      Number    Balance     Number     Balance
                                          of Loans    of Loans    of Loans   of Loans    of Loans  of Loans    of Loans    of Loans
                                          --------    ---------   --------  ---------    --------  ---------   --------   ---------
                                                                          (Dollars in Thousands)
Real Estate loans:
------------------
One-to-four- family ...................          2     $  189           2     $    5           1     $    5           3     $    6
Multi-family ..........................         --         --          --         --          --         --          --         --
Commercial real estate ................         --         --          --         --          --         --          --         --
Construction ..........................         --         --          --         --          --         --          --         --
                                            --------------------------------------------------------------------------------------
  Total ...............................          2        189           2          5           1          5           3          6
                                            --------------------------------------------------------------------------------------

Other loans:
------------
Small Business Administration .........         --         --           1         67          --         --           1         67
Passbook or certificate ...............         --         --          --         --          --         --          --         --
Home equity ...........................         --         --          --         --          --         --          --         --
Student education .....................         --         --          --         --          --         --           1          1
Secured credit cards ..................         --         --           4          5           2          2          --         --
                                            --------------------------------------------------------------------------------------
     Total other loans ................         --         --           5         72           2          2           2         68
                                            --------------------------------------------------------------------------------------
       Total delinquent loans .........          2     $  189           7     $   77           3     $    7           3     $   74
                                            ======================================================================================

Delinquent loans to total loans .......                  0.19%                  0.08%                  0.01%                  0.07%
                                                       ======                 ======                 ======                 ======

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

      On the basis of management's review of its assets, at December 31, 2007 the Association had classified $7,000 in Visa credit card loans as substandard and $67,000 of SBA Loans as special mention.

      The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

      The  Association's  allowance  for loan  losses is  maintained  at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Management utilizes a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and
(2) establishment of general valuation allowances on the remainder of the loan portfolio. Management maintains a loan review system, which allows for a periodic review of the loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that the Association will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently.
Management does not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management's judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of December 31, 2007 is maintained at a level that represents management's best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

      In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the allowance for loan losses. The OTS may require that the Association recognize additions to the allowance based on its evaluation of information available to it at the time of the examination.

      Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods presented.

                                                                                     Years Ended December 31,
                                                                                     ------------------------
                                                                                       2007            2006
                                                                                     --------        --------
                                                                                       (Dollars In Thousands)
Balance at beginning of period ...............................................       $    200        $    193

Charge-offs:
   Small Business Administration .............................................             --              42
   Student education .........................................................              1              --
   Secured credit cards ......................................................             --              --
                                                                                     --------        --------
      Total charge-offs ......................................................              1              42

Recoveries ...................................................................             --              --
                                                                                     --------        --------

Net charge-offs ..............................................................              1              42
Additions charged to operations ..............................................              3              49
                                                                                     --------        --------
Ending balance ...............................................................       $    202        $    200
                                                                                     ========        ========

Ratio of non-performing assets to total assets at the end of
   period ....................................................................           0.05%           0.05%
                                                                                     ========        ========

Ratio of net charge-offs during the period to loans
   outstanding during the period .............................................          0.001%           0.04%
                                                                                     ========        ========

Ratio of allowance for loan losses to loans outstanding ......................           0.20%           0.19%
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

                                                                                       At December 31,
                                                        ----------------------------------------------------------------------------
                                                                        2007                                    2006
                                                        ------------------------------------     -----------------------------------
                                                                                     Percent                                Percent
                                                                                    of Loans                               of Loans
                                                                        Loan        in Each                     Loan       in Each
                                                        Amount of      Amounts      Category     Amount of    Amounts      Category
                                                        Loan Loss        by         to Total     Loan Loss       by        to Total
                                                        Allowance     Category       Loans       Allowance    Category      Loans
                                                        ---------     --------     ---------     ---------    --------     ---------
                                                                                   (Dollars in Thousands)
One- to four-family ................................     $    101     $ 82,827        79.26%     $     83     $ 82,728        72.93%
Multi-family .......................................            3        1,343         1.29             3        1,226         1.08
Commercial .........................................           20        7,955         7.61            25       10,053         8.86
Construction .......................................           47       12,039        11.52            65       18,895        16.66
Small Business Administration.. ....................           12           67         0.06            14          178         0.16
Passbook or certificate ............................           --           73         0.07             0           81         0.07
Home equity ........................................           --          144         0.14             1          222         0.20
Student education ..................................           --           --           --             1            1           --
Secured credit cards ...............................            5           48         0.05             2           47         0.04
Unallocated ........................................           14           --           --             6           --           --
                                                         --------     --------       ------      --------     --------       ------
    Total ..........................................     $    202     $104,496       100.00%     $    200     $113,431       100.00%
                                                         ========     ========       ======      ========     ========       ======

      Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in the Association's immediate market area. First, loans are grouped by delinquency status. All loans 90 days or more delinquent are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type and delinquency status and a loss allowance is established by using loss experience data and management's judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis. Small differences between the allocated balances and recorded allowances are reflected as unallocated to absorb losses resulting from the inherent imprecision involved in the loss analysis process.

      This analysis process is inherently subjective, as it requires estimates that are susceptible to revisions as more information becomes available. Although management believes that it has established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Investments

      Investments and Mortgage-Backed Securities. The Association's investment portfolio at December 31, 2007 consisted of $6.5 million in United States
Government and agency securities, all of which are classified as held to maturity, $1.5 million in Federal Home Loan Bank of New York stock and $3.1 million in other interest earning assets, consisting of deposits at other financial institutions and federal funds sold. The investment policy objectives are to maintain liquidity within the guidelines established by the Board of Directors.

      The following table sets forth the carrying value of the investment portfolio at the dates indicated. The Federal Home Loan Bank stock has no stated maturity, and the interest-bearing deposits with other institutions are payable on demand.

                                                                                     At December 31,
                                                               -------------------------------------------------------
                                                                         2007                           2006
                                                               ------------------------       ------------------------
                                                               Carrying       Carrying
                                                                 Value       % of Total         Value       % of Total
                                                               ---------     ----------       ---------     ----------
                                                                                 (Dollars in Thousands)
Investment securities held to maturity (1):

   United States Government securities ..................      $      --             --%      $      --             --%
   Federal agency obligations ...........................          6,491          58.26           6,990          68.55
                                                               ---------      ---------       ---------      ---------
      Total investment securities .......................          6,491          58.26           6,990          68.55
                                                               ---------      ---------       ---------      ---------

Federal Home Loan Bank stock ............................          1,513          13.58           1,599          15.68
                                                               ---------      ---------       ---------      ---------
      Total investment securities and
        Federal Home Loan Bank stock ....................          8,004          71.84           8,589          84.23
                                                               ---------      ---------       ---------      ---------

Other interest-earning assets:
   Interest-earning deposits ............................            687           6.17           1,008           9.89
   Federal funds sold ...................................          2,450          21.99             600           5.88
                                                               ---------      ---------       ---------      ---------
      Total interest-earning assets .....................          3,137          28.16           1,608          15.77
                                                               ---------      ---------       ---------      ---------

      Total .............................................      $  11,141         100.00%      $  10,197         100.00%
                                                               =========      =========       =========      =========

----------
(1)   Securities classified as held to maturity are reported at amortized cost.

      The following table sets forth the composition of the mortgage-backed securities at the dates indicated.

                                                                           At December 31,
                                                         ----------------------------------------------------
                                                                   2007                         2006
                                                         -----------------------      -----------------------
                                                         Carrying        % of         Carrying         % of
                                                           Value         Total          Value         Total
                                                         ---------     ---------      ---------     ---------
                                                                       (Dollars in Thousands)
Mortgage-backed securities held to maturity (1):
   Ginnie Mae ......................................     $   2,655         10.47%     $   3,263         12.21%
   Fannie Mae ......................................        18,524         73.07         18,547         69.39
   Freddie Mac .....................................         4,172         16.46          4,917         18.40
                                                         ---------     ---------      ---------     ---------
        Total ......................................     $  25,351        100.00%     $  26,727        100.00%
                                                         =========     =========      =========     =========

----------
(1) Mortgage-backed securities classified as held to maturity are reported at amortized cost.

      The Association also invests in mortgage-backed securities, which are classified as held to maturity. At December 31, 2007, the mortgage-backed securities portfolio totaled $25.4 million, or 17.03% of total assets, and consisted of $24.8 million in fixed-rate mortgage-backed securities guaranteed by Ginnie Mae or Fannie Mae or Freddie Mac, and $511,000 in adjustable rate mortgage-backed securities guaranteed by Ginnie Mae or Fannie Mae or Freddie Mac.

      The composition and maturities of the investment and mortgage backed securities portfolio as of December 31, 2007, excluding Federal Home Loan Bank of New York stock, are indicated in the following table.

                                                                                         Due
                                                    -------------------------------------------------------------------------------
                                                         Less Than           1 to 5               5 to 10               Over
                                                          1 Year              Years                Years              10 Years
                                                    ------------------  ------------------   ------------------  ------------------
                                                              Weighted            Weighted             Weighted            Weighted
                                                    Carrying  Average   Carrying   Average   Carrying   Average  Carrying   Average
                                                      Value    Yield      Value     Yield     Value      Yield     Value     Yield
                                                    --------  --------  --------  --------   --------  --------  --------  --------
                                                                               (Dollars In Thousands)
Federal agency obligations ..............            $    --       --    $    --       --     $ 2,495     4.40%   $ 3,996     5.73%
Mortgage-backed securities ..............                  2     9.00%     1,061     4.05%        136     6.82%    24,152     5.26%
                                                     -------             -------              -------             -------

Total  securities .......................            $     2               1,061              $ 2,631             $28,148
                                                     =======             =======              =======             =======





                                                      Total Investment Securities
                                                      ---------------------------
                                                                Weighted
                                                      Carrying   Average   Market
                                                       Value      Yield    Value
                                                      --------  --------  -------
                                                         (Dollars In Thousands)
Federal agency obligations .................          $ 6,491     5.22%   $ 6,499
Mortgage-backed securities .................           25,351     5.22%    25,205
                                                      -------             -------

Total  securities ..........................          $31,842             $31,704
                                                      =======             =======

      The following table shows mortgage-backed and repayment activities of the Association for the periods indicated. The Association did not sell any mortgage-backed and related securities during the periods indicated.

                                                       Years Ended December 31,
                                                       ------------------------
                                                        2007              2006
                                                       -------          -------
                                                             (In Thousands)
Purchases:
----------
   Adjustable-rate ...........................         $    --          $    --
   Fixed-rate ................................           2,682            5,392
                                                       -------          -------
     Total purchases .........................           2,682            5,392

Principal repayments .........................           4,070            4,442
Other items, net .............................             (12)            (143)
                                                       -------          -------
     Net increase (decrease) .. ..............         $(1,376)         $ 1,093
                                                       =======          =======

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

      The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows the Association to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, management believes the deposits in the Association are relatively stable. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits have been and will continue to be significantly affected by market conditions. At December 31, 2007, $63.7 million, or 62.07% of deposit accounts were certificates of deposit, of which $48.0 million have maturities of one year or less.

         Deposit Accounts. The following table sets forth the dollar amount of deposits in the various types of deposit programs offered as of the dates indicated.

                                                             At December 31,
                                             ---------------------------------------------------
                                                       2007                        2006
                                             ----------------------    -------------------------
                                             Weighted                  Weighted
                                              Average                  Average
                                               Rate         Amount       Rate           Amount
                                             --------     ---------    --------        ---------
                                                           (Dollars in Thousands)
Demand deposits:
   Non-interest-bearing .................         --%     $   3,836        --%         $   4,416
   NOW ..................................       0.30            418      0.30                675
                                                          ---------                    ---------
                                                              4,254                         5,091

Passbook and club accounts ..............       0.34         34,693      0.34             37.557
Certificates of deposit .................       4.38         63,725      4.10             62,993
                                                          ---------                    ---------
   Total ................................       2.83%     $ 102,672      2.57%         $ 105,641
                                                          =========                    =========

      Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

                                                                     Years Ended December 31,
                                                                   ---------------------------
                                                                      2007              2006
                                                                   ---------         ---------
                                                                       (Dollars In Thousands)
Beginning balance ...................................              $ 105,641         $ 109,218
Net withdrawals .....................................                 (5,846)           (5,960)
Interest credited on deposit accounts ...............                  2,877             2,383
                                                                   ---------------------------
   Ending balance ...................................              $ 102,672         $ 105,641
                                                                   ===========================
Net decrease ........................................              $  (2,969)        $  (3,577)
Percent decrease ....................................                  (2.81)%           (3.27)%

      Certificates of Deposits. The following table indicates the amount of Certificates of Deposit as of December 31, 2007, by time remaining until maturity.

                                                             Over three      Over six
                                            Three months   months to six     months to      Over twelve
                                              or less          months      twelve months       months          Total
                                            -----------    -------------   -------------    -----------      ---------
                                                                          (In Thousands)
Certificates of deposit:
   Less than $100,000 ................       $  11,030       $  12,041       $  12,186       $  10,584       $  45,841
   $100,000 or more ..................           3,479           4,250           5,032           5,123          17,884
                                             -------------------------------------------------------------------------
     Total ...........................       $  14,509       $  16,291       $  17,218       $  15,707       $  63,725
                                             =========================================================================

      Time Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2007.

          Quarter Ending           1.00% to 2.00%    2.01% to 3.00%     3.01 to 4.00%   4.01% to 5.00%   5.01% to 6.00%     TOTAL
-------------------------------    --------------    --------------    --------------   --------------   --------------   ---------
March 31, 2008 ................           $ 1,912           $ 1,618           $   854          $ 4,165          $ 5,960     $14,509
June 30, 2008 .................             1,209             1,270               697            4,221            8,894      16,291
September 30, 2008 ............               283             1,011               148            5,004            2,769       9,215
December 31, 2008 .............                 3               990               484            5,756              770       8,003
March 31, 2009 ................                 6               247               957            2,372              302       3,884
June 30, 2009 .................                 1               221               462              264               15         963
September 30, 2009 ............                 1                --               633              193              998       1,825
December 31, 2009 .............                 1                --               363              739               --       1,103

Thereafter ....................                21                 4             1,585            2,629            3,693       7,932
                                          -----------------------------------------------------------------------------------------

    Total .....................           $ 3,437           $ 5,361           $ 6,183          $25,343          $23,401     $63,725
                                          =======           =======           =======          =======          =======     =======

Percentage of total ...........              5.39%             8.41%             9.70%           39.77%           36.72%

      Borrowings. The Association may obtain advances from the Federal Home Loan Bank of New York upon the security of the common stock owned in the Federal Home Loan Bank and its qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. All borrowings consisted solely of fixed interest rate advances from Federal Home Loan Bank of New York. As of December 31, 2007, the outstanding amount of these advances totaled $28.3 million. See Note 9 to the Consolidated Financial Statements included hereto in
Exhibit 13.

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

      Flatbush Federal has one subsidiary, which is active, Flatbush REIT, Inc. Flatbush REIT, Inc. was incorporated in 2001 as a special purpose real estate investment trust under New York law. In recent periods, Flatbush Federal's city and state income tax liability has been minimal. Consequently, the impact of Flatbush REIT, Inc. on Flatbush Federal's results of operations has been immaterial. Flatbush REIT, Inc. holds a portion of our mortgage related assets. At December 31, 2007, Flatbush REIT, Inc. held $9.6 million in loans.

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

      At December 31, 2007, our total federal pre-1988 base year reserve was approximately $3.4 million. Under current law, pre-1988 base year reserves remain subject to recapture if Flatbush Federal makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. In addition, New York State and New York City reserves for loan losses in the amount of $5,182,000 and $5,250,000, respectively are also subject to similar recapture.

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

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2007, Flatbush Federal had no net operating loss carry forwards for federal income tax purposes.

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

Personnel

      As of December 31, 2007, the Company had 35 full-time employees and two part-time employees. The employees are not represented by any collective bargaining group. Management believes that the Company has good relations with its employees.

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

      At December 31, 2007, the Association's capital exceeded all applicable requirements.

      Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2007, the Association was in compliance with the loans-to-one borrower limitations.

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

      A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At December 31, 2007, the Association maintained approximately 85.68% of its portfolio assets in qualified thrift investments.

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

      At December 31, 2007, the Association met the criteria for being considered "well-capitalized."

      Insurance of Deposit Accounts. Deposit accounts in the Association are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Association's deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

      The Federal Deposit Insurance Corporation regulations assess insurance premiums based on an institution's risk. Under this assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits. Federal law requires the Federal Deposit Insurance Corporation to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits. The Federal Deposit Insurance Corporation has designated the reserve ratio for the deposit insurance fund through the first quarter of 2008 at 1.25% of estimated insured deposits.

      In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2007, the annualized FICO assessment was equal to 0 basis points for each $100 in domestic deposits maintained at an institution.

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

      Federal Home Loan Bank System. The Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member, the Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2007, Flatbush Federal was in compliance with this requirement.

      The dividend yield from Federal Home Loan Bank stock was 7.52% for the year ended December 31, 2007. The Federal Home Loan Bank of New York paid quarterly dividends in 2007 and 2006 totaling $118,000 and $68,100 respectively. No assurance can be given that it will pay any dividends in the future.

Federal Reserve System

      The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2007, Flatbush Federal was in compliance with these reserve requirements.

The USA PATRIOT Act

      In response to the events of September 11, 2001, Congress enacted in 2001 the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the "USA PATRIOT Act," which was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.

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

      Management has incurred certain costs and continues to evaluate the estimated cost of ongoing compliance with the Sarbanes-Oxley Act.

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

Executive Officers of the Company

      Listed below is information, as of December 31, 2007, concerning the Company's executive officers. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he was or is to be selected as an officer.

Name                     Age              Position and Term
----                     ---              -----------------

Jesus R. Adia            54               President and Chief Executive Officer

John S. Lotardo          46               Chief Financial Officer and Controller

Availability of Annual Report on Form 10-KSB

      Our Annual Report on Form 10-KSB may be accessed on our website at www.flatbush.com .

ITEM 2. DESCRIPTION OF PROPERTIES
---------------------------------

Properties

      The following table provides certain information with respect to our offices as of December 31, 2007:

                                            Leased             Year Acquired
             Location                      or Owned              or Leased
             --------                      --------              ---------

Main Office
2146 Nostrand Avenue
Brooklyn, NY 11210                          Owned                   1963

Branch Office
6410 18th Avenue
Brooklyn, NY 11204                          Owned                   2005

Branch Office
518 Brighton Beach Avenue
Brooklyn, NY 11235                          Leased                  1976

      The net book value of our premises, land and equipment was approximately $2.8 million at December 31, 2007.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At December 31, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON  EQUITY AND  RELATED  STOCKHOLDER  MATTERS  AND SMALL
--------------------------------------------------------------------------------
         BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
         ----------------------------------------------

      The Company's Common Stock is traded on the over-the-counter bulletin board under the symbol "FLTB."

      The following table sets forth the range of the high and low bid prices of the Company's Common Stock since December 31, 2006, and is based upon information provided on the Yahoo Finance website. The Company declared 10% stock dividends on February 23, 2006 and March 22, 2005. The Company has never issued a cash dividend.

                                                        Prices of Common Stock
                                                     ---------------------------
                                                       High                Low
                                                     --------           --------
Calendar Quarter Ended

December 31, 2007 ........................           $   6.55           $   4.80
September 30, 2007 .......................           $   7.25           $   5.50
June 30, 2007 ............................           $   7.75           $   6.50
March 31, 2007 ...........................           $   7.95           $   7.25
December 31, 2006 ........................           $   8.17           $   7.55
September 30, 2006 .......................           $   8.20           $   7.30
June 30, 2006 ............................           $   8.50           $   7.51
March 31, 2006 ...........................           $   9.00           $   8.10

      As of December 31, 2007, the Company had 541 stockholders of record. The Company repurchased Common Stock in the fourth quarter of 2007.

      On June 30, 2005, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. On August 30, 2007, the Company approved a second stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of December 31, 2007, 53,720 shares have been repurchased with repurchases in the fourth quarter described in the following table:

                                           Company Purchases of Common Stock
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       Total number of       Maximum number
                                                                                      shares purchased   (or approximate dollar
                                                           Total                          as part of       value) of shares that
                                                         number of         Average         publicly        may yet be purchased
                                                          shares         price paid     announced plans     under the plans or
                 Period                                  purchased        per share       or programs            programs
------------------------------------------              ----------       ----------   -----------------  -----------------------
October 1, 2007 through October 31, 2007                       --           $  --           49,920                50,080
November 1, 2007 through November 30, 2007                  2,550           $5.44           52,470                47,530
December 1, 2007 through December 31, 2007                  1,250           $5.09           53,720                46,280

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

      The information required by this item is incorporated by reference to our Annual Report to Shareholders.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------

      The consolidated financial statements identified in this item hereof are incorporated by reference to our Annual Report to Shareholders.

        Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has used the framework set forth in the report entitled "Internal Control - Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of the end of the most recent fiscal year.

                                          /s/ Jesus R. Adia
                                          -----------------
                                          Jesus R. Adia
                                          President and Chief Executive Officer

                                          /s/ John S. Lotardo
                                          -------------------
                                          John S. Lotardo
                                          Chief Financial Officer and Controller

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

      None.

ITEMS 8A(T). CONTROLS AND PROCEDURES
------------------------------------

      We have adopted disclosure controls and procedures designed to facilitate our financial reporting. The disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to our operations. Our disclosure controls also contain certain elements of our internal controls adopted in connection with applicable accounting and regulatory guidelines. Finally, the Chief Executive Officer, Chief Financial Officer, the Audit Committee and our independent registered public accounting firm also meet on a quarterly basis and discuss the our material accounting policies. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of the end of the period covered by this report and found them to be adequate.

      This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Managzement's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

      We maintain internal control over financial reporting. There have not been any significant changes in such internal control over the financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION
--------------------------

      None.

                                    PART III

ITEM 9. DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE
--------------------------------------------------------------------------------
        GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
        -------------------------------------------------------------

      The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on the Company's website at www.flatbush.com.

      Information concerning Directors of the Company is incorporated herein by reference from our definitive Proxy Statement (the "Proxy Statement"), specifically in the section captioned "Proposal I--Election of Directors." In addition, see "Executive Officers of the Company" in Item 1 for information concerning our executive officers. Information concerning compliance with
Section 16(a) of the Exchange Act is incorporated herein by reference from our proxy statement, specifically captioned as "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding the Company's Audit Committee is incorporate herein by reference from our proxy statement, specifically captioned as "Audit Committee."

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

      Information  concerning  executive  compensation is incorporated herein by
reference  from  our  Proxy  Statement,   specifically  the  section   captioned
"Executive Compensation."

ITEM 11. SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

      Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Voting Securities and Principal Holder Thereof."

      Information regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Stock Option Plan."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
---------------------------------------------------------------------
         INDEPENDENCE
         ------------

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

ITEM 13. EXHIBITS
-----------------

      The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

      (a)(1) Financial Statements
             --------------------

             o     Report of Independent Registered Public Accounting Firm

             o Consolidated Statements of Financial Condition at December 31, 2007 and 2006

             o     Consolidated   Statements  of  Income  for  the  Years  Ended
                   December 31, 2007 and 2006

             o Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2007 and 2006

             o Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006

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

             4 Form of common stock certificate of Flatbush Federal Bancorp, Inc.*

             10.1  Deferred Compensation Plan for Anthony J. Monteverdi*

             10.2  Flatbush  Federal  Savings  &  Loan   Association   Directors
                   Retirement Plan*

             10.3  Employee Stock Ownership Plan*

             10.4  Contract for Purchase of Branch**

             13    Annual Report to Stockholders

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

                                       Flatbush Federal Bancorp, Inc.

Date: March 31, 2008                   By: /s/ Jesus R. Adia
                                           -------------------------------------
                                           Jesus R. Adia
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Jesus R. Adia                       By: /s/ John S.Lotardo
     -------------------------------             ---------------------------------------
     Jesus R. Adia                               John S.Lotardo, Chief Financial Officer
     Chairman of the Board                       and Controller
     President and Chief Executive Officer       (Principal Accounting Officer)
     (Principal Executive Officer)

Date: March 31, 2008                         Date: March 31, 2008


By:  /s/ D. John Antoniello                  By: /s/ Michael J. Lincks
     -------------------------------             ---------------------------------------
     D. John Antoniello                          Michael J. Lincks
     Director                                    Director

Date: March 31, 2008                         Date: March 31, 2008


By:  /s/ Patricia A. McKinley                By: /s/ Alfred S. Pantaleone
     -------------------------------             ---------------------------------------
     Patricia A. McKinley                        Alfred S. Pantaleone
     Director                                    Director

Date: March 31, 2008                         Date: March 31, 2008


By:  /s/ Charles J. Vorbach
     -------------------------------
     Charles J. Vorbach
     Director

Date: March 31, 2008