Form 10-Q
period 2008-03-31
FLATBUSH FEDERAL BANCORP INC
filed 2008-05-15
CIK 1243496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  March 31, 2008

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

Commission File Number:  0-503777

FLATBUSH FEDERAL BANCORP, INC.

(Exact name of small business issuer as specified in this charter)

FEDERAL	11-3700733

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2146 NOSTRAND AVENUE, BROOKLYN, NEW YORK  11210

(Address of principal executive offices)

(718) 859-6800

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS
As of  May 13, 2008  the Registrant had outstanding 2,744,597 shares of common stock.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
ASSETS	2008	2007

Cash and amounts due from depository institutions	$2,126,567	$1,830,973
Interest earning deposits in other banks	1,211,645	686,607
Federal Funds sold	6,000,000	2,450,000
Cash and cash equivalents	9,338,212	4,967,580

Investment securities held to maturity; fair value of $4,000,060 in 2008 and $6,499,390 in 2007	3,996,620	6,491,188
Mortgage-backed securities held to maturity; fair value of $24,851,017 in 2008 and $25,205,441 in 2007	24,628,630	25,350,593
Loans receivable, net of allowance for loan losses of $202,520 in 2008 and $202,388 in 2007	97,960,520	101,482,925
Premises and equipment	2,734,627	2,778,177
Federal Home Loan Bank of New York stock	1,386,600	1,512,900
Accrued interest receivable	606,574	698,270
Bank owned life insurance	3,940,819	3,901,624
Other assets	1,610,377	1,655,244
Total assets	$146,202,979	$148,838,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$4,709,744	$3,835,685
Interest bearing	97,867,979	98,835,840
Total Deposits	102,577,723	102,671,525
Federal Home Loan Bank of New York advances	25,444,775	28,252,084
Advance payments by borrowers for taxes and insurance	671,499	421,399
Other liabilities	2,012,825	1,931,875
Total liabilities	130,706,822	133,276,883
Stockholders’ equity:
Preferred stock $0.01 par value, 1,000,000 shares authorized; none issued and outstanding	---	---
Common stock $0.01 par value; authorized 9,000,000 shares; issued (2008 and 2007) 2,799,657 shares; outstanding (2008 and 2007) 2,744,597 shares	27,998	27,998
Paid-in capital	12,460,561	12,441,913
Retained earnings	5,008,383	5,117,100
Unearned employees’ stock ownership plan (ESOP) shares	(539,887)	(548,605)
Treasury stock, 55,060 shares	(418,650)	(418,650)
Accumulated other comprehensive loss	(1,042,248)	(1,058,138)
Total stockholders’ equity	15,496,157	15,561,618

Total liabilities and stockholders’ equity	$146,202,979	$148,838,501

See notes to consolidated financial statements.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Interest Income
Loans, including fees	$1,572,501	$1,782,521
Mortgage-backed securities	343,243	365,109
Investments	103,196	115,394
Other interest earning assets	44,791	31,046
Total interest income	2,063,731	2,294,070

Interest Expense
Deposits	714,231	687,661
Borrowings	309,519	389,875
Total interest expense	1,023,750	1,077,536

Net Interest Income	1,039,981	1,216,534
Provision for loan losses	-	2,056
Net interest income after provision for loan losses	1,039,981	1,214,478

Non-interest income
Fees and service charges	26,878	36,114
BOLI income	39,195	36,166
Life insurance proceeds	-	500,000
Other	465	460
Total non-interest income	66,538	572,740

Non-interest expenses
Salaries and employee benefits	570,109	687,072
Net occupancy expense of premises	126,537	118,725
Equipment	124,480	131,132
Directors’ compensation	42,572	326,501
Professional fees	82,441	41,802
Other insurance premiums	36,738	39,112
Other	119,047	114,333
Total non-interest expenses	1,101,924	1,458,677

Income before income taxes	4,595	328,541
Income taxes (benefit)	2,466	(54,792)

Net income	$2,129	$383,333

Net income per common share – Basic and diluted	$0.001	$0.143
Weighted average number of shares outstanding – Basic and diluted	2,643,551	2,675,233

See notes to consolidated financial statements.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2008	2007

Net Income	$2,129	$383,333

Other comprehensive income, net of income taxes:
Benefit Plans, net of deferred income taxes of $12,570, and $17,560	15,890	24,400

Comprehensive income	$18,019	$407,733

See notes to consolidated financial statements.

 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flow from operating activities:

Net income	$2,129	$383,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	45,525	45,133
Net amortization of premiums, discounts and deferred loan fees and costs	(44,064)	(21,276)
Provision for loan losses	-	2,056
ESOP shares committed to be released	6,804	10,036
MRP amortization	10,146	145,435
Stock option amortization	10,416	140,689
Decrease in accrued interest receivable	91,696	39,058
Increase in cash surrender value of BOLI	(39,195)	(29,045)
Decrease (increase) in other assets	33,431	(507,629)
Decrease in other liabilities	(2,570)	(19,881)
Net cash provided by operating activities	114,318	187,909

Cash flow from investing activities:
Proceeds from calls and maturities of investment securities held to maturity	2,500,000	-
Principal repayments on mortgage-backed securities held to maturity	1,234,668	1,094,320
Purchases of mortgage-backed securities held to maturity	(493,108)	(983,255)
Purchases of loan participation interests	(407,093)	(939,465)
Net change in loans receivable	3,948,533	519,050
Additions to premises and equipment	(1,975)	(29,424)
Redemption (purchase) of Federal Home Loan Bank of New York stock	126,300	(29,100)
Net cash provided by (used in) investing activities	6,907,325	(367,874)

Cash flow from financing activities:
Net (decrease) increase in deposits	(93,802)	1,302,021
Advances from Federal Home Loan Bank of New York	2,000,000	1,800,000
Repayment of advances from Federal Home Loan Bank of New York	(2,807,309)	(353,368)
Net change to short-term borrowings	(2,000,000)	(800,000)
Increase in advance payments by borrowers for taxes and insurance	250,100	224,232
Purchase of treasury stock	-	(17,663)
Net cash (used in) provided by financing activities	(2,651,011)	2,155,222
Net increase in cash and cash equivalents	4,370,632	1,975,257
Cash and cash equivalents – beginning	4,967,580	4,006,886

Cash and cash equivalents – ending	$9,338,212	$5,982,143
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$1,030,365	$1,094,135
Income taxes	$400	$43,681

See notes to consolidated financial statements.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Flatbush Federal Bancorp, Inc. (the “Company”), the Flatbush Federal Savings and Loan Association (the “Association”) and the Association’s subsidiary Flatbush REIT, Inc.  The Company’s business is conducted principally through the Association.  All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results which may be expected for the entire year.

NOTE 3. ENDORSEMENT  SPLIT-DOLLAR LIFE INSURANCE ARRANGEMENTS.

On January 1, 2008, the Company changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $110,846 related to accounting for certain endorsement split-dollar life insurance arrangements in connection with the adoption of Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”

NOTE 4.  NET INCOME PER COMMON SHARE

Net income per common share was computed by dividing net income for the three months ended March 31, 2008 and 2007 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP.  Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. At and for the three months ended March 31, 2008, there was no anti-dilutive effect of stock options.

NOTE 5.  CRITICAL ACCOUNTING POLICIES

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

Although management believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.  In addition, the regulatory authorities, as an integral part of their examination process, periodically review the allowance for loan losses.  Such agencies may require management to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examinations.

NOTE 6.  RETIREMENT PLANS – COMPONENTS OF  NET PERIODIC PENSION COST

Periodic pension expense was as follows:

	Three months ended
	March 31,
	2008	2007

Service Cost	$24,151	$48,242
Interest Cost	82,145	73,542
Expected return on assets	(104,895)	(86,391)
Amortization of past service cost	(15,799)	-
Amortization of unrecognized net loss	36,497	30,369
Net periodic benefit cost	$22,099	$65,762

Periodic pension expense for other plans was as follows:

	Three months ended
	March 31,
	2008	2007

Service Cost/Interest Cost	$25,004	$24,346
Amortization of unrecognized transition obligation	1,134	4,268
Amortization of past service cost	5,278	5,278
Amortization of unrecognized net loss	1,350	2,045
Net periodic benefit cost	$32,766	$35,937

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction.  The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria.  The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

ITEM 2
FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This Form 10-Q may include certain forward-looking statements based on current management expectations.  The Company’s actual results could differ materially from those management expectations.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of the Company, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

The Company’s assets as of March 31, 2008 were $146.2 million compared to $148.8 million at December 31, 2007, a decrease of $2.6 million, or 1.7%.  Loans receivable decreased $3.5 million, or 3.4%, to $98.0 million at March 31, 2008 from $101.5 million at December 31, 2007. Mortgage-backed securities decreased $722,000, or 2.8%, to $24.6 million at March 31, 2008 from $25.4 million as of December 31, 2007. Investment securities decreased $2.5 million, or 38.5% to $4.0 million as of March 31, 2008 from $6.5 million as of December 31, 2007. Cash and cash equivalents increased $4.3 million, or 86.0%, to $9.3 million at March 31, 2008 from $5.0 million at December 31, 2007.

           Total deposits decreased $94,000, or 0.1%, to $102.6 million at March 31, 2008 from $102.7 million as of December 31, 2007.  As of March 31, 2008, borrowings from the Federal Home Loan Bank of New York (“FHLB”) were $25.4 million compared to $28.3 million as of December 31, 2007, a decrease of $2.8 million, or 10.0%.

Total stockholders’ equity decreased $65,000 to $15.5 million at March 31, 2008 from $15.6 million at December 31, 2007.

On August 30, 2007, the Company approved a  stock repurchase program and authorized  the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions.  Repurchased stock will be held as treasury stock and will be available for general corporate purposes.  During the quarter ended March 31, 2008, the Company did not repurchase any shares. As of  March 31, 2008, 5,060 shares were acquired at a weighted average price of $5.67 per share.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and March 31, 2007

General.   Net income decreased by $381,000, to $2,000 for the quarter ended March 31, 2008 from $383,000 for the same quarter in 2007.  The decrease in net income for the quarter was primarily due to  decreases of $230,000 in total interest income, and $506,000 in non-interest income, and increases of $27,000 in interest expense on deposits, and $57,000 in income taxes. These, however, were partially offset by decreases of $80,000 in interest expense on borrowings from the FHLB of New York, $357,000 in non-interest expense, and $2,000 in provision for loan losses.

Interest Income.   Interest income decreased $230,000, or 10.0%, to $2.1 million for the quarter ended March 31, 2008 from $2.3 million for the quarter ended March 31, 2007. The decrease in interest income can be primarily attributed to a lower interest earning asset base combined with a lower average yield.  For the three months ended March 31, 2008 the average balance of $136.4 million in interest-earning assets earned an average yield of 6.05% compared to an average yield of 6.33% on an average balance of $144.9 million for the three months ended March 31, 2007.

Interest income on loans decreased $210,000, or 11.8%, to $1.6 million for the quarter ended March 31, 2008 from $1.8 million for the same quarter in 2007.  The average balance of loans decreased $7.7 million to $98.9 million for the quarter ended March 31, 2008 from $106.6 million for the quarter ended March 31, 2007.  The average yield on loans decreased by 33 basis points to 6.36% for the quarter ended March 31, 2008 from 6.69% for the quarter ended March 31, 2007.

Interest income on mortgage-backed securities decreased $22,000, or 6.0%, to $343,000 for the quarter ended March 31, 2008 from $365,000 for the quarter ended March 31, 2007.  The average balance of mortgage-backed securities decreased $1.8 million to $25.0 million for the quarter ended March 31, 2008 from $26.8 million for the quarter ended March 31, 2007.  The average yield increased by four basis points to 5.49% for the quarter ended March 31, 2008 from 5.45% for the same period in 2007.

Interest income on investment securities decreased $12,000, or 10.4%, to $103,000 for the quarter ended March 31, 2008 from $115,000 for the quarter ended March 31, 2007.  The average yield on investment securities increased 177 basis points to 7.13% for the quarter ended March 31, 2008 from 5.36% for the quarter ended March 31, 2007.  The average balance of investment securities decreased by $2.8 million to $5.8 million for the quarter ended March 31, 2008 from $8.6 million for the quarter ended March 31, 2007.

Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold, increased $14,000, or 44.2%, to $45,000 for the quarter ended March 31, 2008 from $31,000 for the quarter ended March 31, 2007. The average balance of other interest earning assets increased $3.8 million to $6.7 million for the quarter ended March 31, 2008 from $2.9 million for the quarter ended March 31, 2007. As a partial offset, the    average yield on other interest earning assets decreased by 159 basis points to 2.67% for the quarter ended March 31, 2008 from 4.26% for the quarter ended March 31, 2007.

Interest Expense.   Total interest expense, comprised of interest expense on deposits and interest expense on FHLB advances, decreased $54,000, or 5.0%, to $1.0 million for the quarter ended March 31, 2008 from $1.1 million for the quarter ended March 31, 2007. The average balance of interest-bearing liabilities decreased $7.6 million to $125.2 million for the quarter ended March 31, 2008 from $132.8 million for the quarter ended March 31, 2007. The average cost of interest-bearing liabilities increased by two basis points to 3.27% for the quarter ended March 31, 2008 from 3.25% for the quarter ended March 31, 2007.

Interest expense on deposits increased $27,000, or 3.8%, to $714,000 for the quarter ended March 31, 2008 from $688,000 for the quarter ended March 31, 2007.  The average cost of interest-bearing deposits increased by 21 basis points to 2.91% for the quarter ended March 31, 2008 from 2.70% for the quarter ended March 31, 2007, reflecting the upward trend of interest rates on deposits due to competitive pressures.  However, the average balance of interest-bearing deposits decreased $3.6 million to $98.2 million for the quarter ended March 31, 2008 from $101.8 million for the quarter ended March 31, 2007.

Interest expense on FHLB advances decreased $80,000, or 20.5%, to $310,000 for the quarter ended March 31, 2008, from $390,000 for the quarter ended March 31, 2007.  The average balance of FHLB advances decreased $3.9 million to $27.0 million for the quarter ended March 31, 2008, from $30.9 million for the quarter ended March 31, 2007. The average cost of FHLB advances decreased by 46 basis points to 4.58% for the quarter ended March 31, 2008, from 5.04% for the quarter ended March 31, 2007.

Net Interest Income.  Net interest income decreased $177,000, or 14.5%, to $1.0 million for the quarter ended March 31, 2008 from $1.2 million for the same quarter in 2007.  The interest rate spread was 2.78% for the quarter ended March 31, 2008 compared to 3.08% for the quarter ended March 31, 2007, a decrease of 30 basis points.  Interest margin for the quarter ended March 31, 2008 was 3.05% compared to 3.36% for the quarter ended March 31, 2007, a decrease of 31 basis points.  The decrease in interest rate spread and interest margin can be attributed to the higher cost of interest-bearing deposits as well as the decrease in the average balance and average yield of loans receivable.

Provision for Loan Losses.  The Company establishes provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on the evaluation of these factors, no provision was recorded for the three months ended March 31, 2008.  For the three months ended March 31, 2007, a provision of $2,000 was recorded.  The provision for loan losses was established to address probable and estimable losses in the loan portfolio.  The level of the allowance at March 31, 2008 is based on estimates, and the ultimate losses may vary from the estimates.  Non-performing loans increased to $79,000, or 0.05% of total assets as of March 31, 2008, from $78,000 or 0.05% of total assets as of March 31, 2007.

Non-Interest Income.  Non-interest income decreased $506,000, to $67,000 for the quarter ended March 31, 2008 from $573,000 for the quarter ended March 31, 2007.  This was primarily attributable to the life insurance proceeds of $500,000 received during the quarter ended March 31, 2007 and a decrease in fees and service charges of $9,000.  As a partial offset, income from BOLI increased by $3,000.

Non-Interest Expenses.   Non-interest expenses decreased $357,000, or 24.5%, to $1.1 million for the quarter ended March 31, 2008 from $1.5 million for the quarter ended March 31, 2007.  The net decrease of $357,000 in non-interest expense is primarily attributable to decreases to salaries and employee benefits, director’s compensation, equipment, and other insurance premiums, which were partially offset by increases in net occupancy expense of premises, professional fees and other expenses. Director’s compensation decreased by $284,000 to $43,000 for the three months ended March 31, 2008, from $327,000 for the three months ended March 31, 2007. The decrease is primarily attributed to the one-time accrual of $221,000 for the accelerated vesting of stock options and restricted stock due to the death of former Flatbush Federal Bancorp Inc. CEO and President, Anthony J. Monteverdi, the one-time accrual of $35,000 for the accelerated vesting of stock options and restricted stock due to the retirement of director John F. Antoniello during the quarter ended March 31, 2007, and  the reduction of outside directors to five at March 31, 2008 from seven at March 31, 2007. Salaries and employee benefits decreased $117,000 to $570,000 for the three months ended March 31, 2008, from $687,000 for the three months ended March 31, 2007, primarily due to the reduction in staff and employee pension expense as a result of an amendment, effective May 1, 2007, to the Flatbush Federal Savings and Loan Defined Benefit Pension Plan. Professional fees increased $41,000 to $83,000 for the three months ended March 31, 2008, from $42,000 for the three months ended March 31, 2007, primarily due to the additional fees for the compliance with the Sarbanes-Oxley Act, Section  404.

Income Tax Expense.  The provision for income taxes increased $57,000, to $2,000 for the quarter ended March 31, 2008 from a benefit of $55,000 for the same quarter in 2007.

Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the “OTS”) regulations sufficient to ensure the Association’s safe and sound operation.  The Association’s liquidity averaged 10.16% during the month of March 2008.  The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Association’s primary sources of funds are deposits, borrowings, amortization and prepayments of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations.  While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition.

The Association’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities.  Net loans totaled $98.0 million and $101.5 million at March 31, 2008 and December 31, 2007, respectively.  Mortgage-backed and investment securities held to maturity totaled $28.7 million and $31.8 million at March 31, 2008 and December 31, 2007, respectively.  In addition to funding new loans and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, maturities of investment securities and advances from the FHLB.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits.  If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds.  At March 31, 2008, the Company had $25.4 million in advances from the FHLB, and had a total remaining available borrowing limit of $56.2 million.  At December 31, 2007, advances from the FHLB totaled $28.3 million.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations.  At March 31, 2008, the Association had outstanding commitments to originate or purchase loans of  $4.3 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2008, totaled $48.1 million.  Management believes that, based upon its experience and the Association’s deposit flow history, a significant portion of such deposits will remain with the Association.

Under OTS regulations, three separate measurements of capital adequacy (the “Capital Rule”) are required.  The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to 4.0% of its adjusted total assets.  The Capital rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets.

The following table sets forth the Association’s capital position at March 31, 2008, as compared to the minimum regulatory capital requirements:

	Actual		Minimal Capital Requirements		Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
Total Capital	$15,937	21.4%	$>5,948	>8.0%	$>7,436	>10.0%
(to risk-weighted assets)

Tier 1 Capital	15,758	21.2%	> -	> -	>4,461	> 6.0%
(to risk-weighted assets)

Core (Tier 1) Capital	15,842	10.9%	> 5,818	>4.0%	>7,273	> 5.0%
(to adjusted total assets)

Tangible Capital	15,842	10.9%	> 2,182	>1.5%	>-	>-
(to adjusted total assets)

Management of Interest Rate Risk

The ability to maximize net interest income largely depends upon maintaining a positive interest rate spread during periods of fluctuating market interest rates.  Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time.  The difference, or the interest rate repricing “gap”, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates.  A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets.  Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a decrease in net interest income.

The Association’s current investment strategy is to maintain an overall securities portfolio that provides a source of liquidity and that contributes to the Association’s overall profitability and asset mix within given quality and maturity considerations.

Net Portfolio Value

The Association’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association’s quarterly Thrift Financial Reports. The following table sets forth the Association’s NPV as of December 31, 2007, the most recent date the Association’s NPV was calculated by the OTS.

	Net Portfolio Value			Net Portfolio Value as a Percentage of Present Value of Assets
Change in Interest Rates (basis points)	Estimated NPV	Amount of Change	Percent of Change	NPV Ratio	Change in Basis Points
	(Dollars in Thousands)

+300	$11,493	$(7,930)	(41%)	8.04%	-454
+200	14,469	(4,954)	(26%)	9.84%	-274
+100	17,295	(2,128)	(11%)	11.45%	-113
+ 50	18,489	(934)	(5%)	12.09%	- 48
0	19,423	—	—	12.58%	—
- 50	20,054	632	3%	12.88%	+ 30
-100	20,416	993	5%	13.03%	+ 45
-200	20,587	1,164	6%	13.01%	+ 44

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement.  Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the net portfolio value table presented assumes that the composition of interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities.  Accordingly, although the net portfolio value table provides an indication of the Association’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company is not required to provide the information required of this item.

ITEM 4T. FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934), each of the Chief Executive Officer and the Chief Financial Officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no significant changes in the Company’s internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the March 31, 2008 internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.     Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Association.

ITEM 1A. Risk Factors

               A smaller reporting company is not required to provide the information required of this item.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2005, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. On August 30, 2007, the Company approved a second stock repurchase program and authorized  the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of March 31, 2008, 53,720 total shares have been repurchased by the Company. No shares were repurchased in the quarter ended March 31, 2008. These total repurchased shares do not include the stock dividend shares of 1,340 which, along with the repurchased shares, are held as treasury stock.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2008 through January 31, 2008	-	-	53,720	46,280
February 1, 2008 through February 29, 2008	-	-	53,720	46,280
March 1, 2008 through March 31, 2008	-	-	53,720	46,280

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

FLATBUSH FEDERAL BANCORP, INC.

Date:	May 15, 2008	By:	/s/ Jesus R. Adia
Jesus R. Adia
President and Chief Executive Officer

Date:	May 15, 2008	By:	/s/ John S. Lotardo
John S. Lotardo
Executive Vice President and Chief Financial Officer