Form 10-Q
period 2008-06-30
FLATBUSH FEDERAL BANCORP INC
filed 2008-08-14
CIK 1243496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated filer ☐	Accelerated filer☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

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
As of  August 5, 2008  the Registrant had outstanding 2,744,597 shares of common stock.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

Index

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
ASSETS	2008	2007

Cash and amounts due from depository institutions	$1,461,123	$1,830,973
Interest earning deposits in other banks	629,469	686,607
Federal Funds sold	7,450,000	2,450,000
Cash and cash equivalents	9,540,592	4,967,580

Investment securities held to maturity; fair value of $2,000,320 in 2008 and $6,499,390 in 2007	2,000,000	6,491,188
Mortgage-backed securities held to maturity; fair value of $24,257,743 in 2008 and $25,205,441 in 2007	24,667,320	25,350,593
Loans receivable, net of allowance for loan losses of $190,336 in 2008 and $202,388 in 2007	96,763,489	101,482,925
Premises and equipment	2,691,408	2,778,177
Federal Home Loan Bank of New York stock	1,289,400	1,512,900
Accrued interest receivable	589,113	698,270
Bank owned life insurance	3,980,837	3,901,624
Other assets	1,423,819	1,655,244
Total assets	$142,945,978	$148,838,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$3,827,329	$3,835,685
Interest bearing	97,678,223	98,835,840
Total Deposits	101,505,552	102,671,525
Federal Home Loan Bank of New York advances	23,432,513	28,252,084
Advance payments by borrowers for taxes and insurance	465,719	421,399
Other liabilities	1,991,804	1,931,875
Total liabilities	127,395,588	133,276,883
Stockholders’ equity:
Preferred stock $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	---	---
Common stock $0.01 par value; authorized 9,000,000 shares; issued (2008 and 2007) 2,799,657 shares; outstanding (2008 and 2007) 2,744,597 shares	27,998	27,998
Paid-in capital	12,479,810	12,441,913
Retained earnings	5,017,438	5,117,100
Unearned employees’ stock ownership plan (ESOP) shares	(531,168)	(548,605)
Treasury stock, 55,060 shares	(418,650)	(418,650)
Accumulated other comprehensive loss	(1,025,038)	(1,058,138)
Total stockholders’ equity	15,550,390	15,561,618

Total liabilities and stockholders’ equity	$142,945,978	$148,838,501
See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest Income
Loans, including fees	$1,543,956	$1,745,880	$3,116,457	$3,528,401
Mortgage-backed securities	327,459	356,632	670,701	721,742
Investments	67,231	120,877	170,426	236,271
Other interest earning assets	42,043	61,537	86,834	92,583
Total interest income	1,980,689	2,284,926	4,044,418	4,578,997

Interest Expense
Deposits	644,417	739,025	1,358,647	1,426,687
Borrowings	278,291	381,693	587,810	771,568
Total interest expense	922,708	1,120,718	1,946,457	2,198,255

Net Interest Income	1,057,981	1,164,208	2,097,961	2,380,742
Provision for loan losses	66	-	66	2,056
Net interest income after provision for loan losses	1,057,915	1,164,208	2,097,895	2,378,686

Non-interest income
Fees and service charges	34,829	36,209	61,707	72,323
BOLI income	40,018	37,292	79,214	73,458
Life insurance proceeds	-	-	-	500,000
Other	3,645	2,179	4,110	2,639
Total non-interest income	78,492	75,680	145,031	648,420

Non-interest expenses
Salaries and employee benefits	580,043	650,513	1,150,151	1,337,585
Net occupancy expense of premises	120,333	134,186	246,870	252,911
Equipment	123,784	133,108	248,264	264,240
Directors’ compensation	54,872	57,420	97,445	383,920
Professional fees	78,666	78,041	161,106	119,843
Other insurance premiums	36,393	37,870	73,132	76,982
Other	131,315	145,249	250,362	259,583
Total non-interest expenses	1,125,406	1,236,387	2,227,330	2,695,064

Income before income taxes	11,001	3,501	15,596	332,042
Income taxes (benefit)	1,945	1,406	4,411	(53,386)
Net income	$9,056	$2,095	$11,185	$385,428

Net income per common share – Basic and diluted	$0.003	$0.001	$0.004	$0.14
Weighted average number of shares outstanding – Basic and diluted	2,663,345	2,659,568	2,662,687	2,667,358

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net Income	$9,056	$2,095	$11,185	$385,428

Other comprehensive income,
net of income taxes:
Benefit Plans	28,461	43,147	56,921	85,107
Deferred income taxes	(11,251)	(18,057)	(23,821)	(35,617)
	17,210	25,090	33,100	49,490

Comprehensive income	$26,266	$27,185	$44,285	$434,918

See notes to consolidated financial statements.

Index

 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended June 30,
	2008	2007
Cash flow from operating activities:
Net income	$11,185	$385,428
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	91,050	90,671
Net amortization (accretion) of (discounts), premiums and deferred loan fees and costs	(52,513)	8,375
Provision for loan losses	66	2,056
ESOP shares committed to be released	14,210	19,338
MRP amortization	20,292	155,581
Stock option amortization	20,832	152,362
Decrease in accrued interest receivable	109,157	11,469
Increase in cash surrender value of BOLI	(79,214)	(52,225)
Decrease (increase) in other assets	207,604	(90,598)
Increase (decrease) in other liabilities	6,004	(1,016,593)
Net cash provided by (used in) operating activities	348,673	(334,136)

Cash flow from investing activities:
Proceeds from calls and maturities of investment securities held to maturity	4,500,000	-
Principal repayments on mortgage-backed securities held to maturity	1,847,317	1,909,447
Purchases of mortgage-backed securities held to maturity	(1,136,263)	(2,682,323)
Purchases of loan participation interests	(2,444,298)	(2,044,529)
Net change in loans receivable	7,179,588	5,543,478
Additions to premises and equipment	(4,281)	(34,935)
Redemption of Federal Home Loan Bank of New York stock	223,500	72,700
Net cash provided by investing activities	10,165,563	2,763,838

Cash flow from financing activities:
Net (decrease) increase in deposits	(1,165,973)	1,539,897
Advances from Federal Home Loan Bank of New York	-	1,800,000
Repayment of advances from Federal Home Loan Bank of New York	(4,819,571)	(734,500)
Net change to short-term borrowings	-	(3,000,000)
Increase in advance payments by borrowers for taxes and insurance	44,320	332,778
Purchase of treasury stock	-	(55,724)
Net cash used in financing activities	(5,941,224)	(117,549)
Net increase in cash and cash equivalents	4,573,012	2,312,153
Cash and cash equivalents – beginning	4,967,580	4,006,886

Cash and cash equivalents – ending	$9,540,592	$6,319,039
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$1,955,366	$2,219,151
Income taxes	$400	$146,021

See notes to consolidated financial statements.

Index

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three months and six months ended June 30, 2008, are not necessarily indicative of the results which may be expected for the entire year.

NOTE 3. ENDORSEMENT  SPLIT-DOLLAR LIFE INSURANCE ARRANGEMENTS

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

NOTE 4.  NET INCOME PER COMMON SHARE

Net income per common share was computed by dividing net income for the three months and six months ended June 30, 2008 and 2007 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP.  Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. At and for the three months and six months ended June 30, 2008, there was no dilutive effect of stock options (39,423 shares).

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

Index

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

NOTE 6.  RETIREMENT PLANS – COMPONENTS OF  NET PERIODIC PENSION COST

Periodic pension expense was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Service Cost	$24,151	$24,814	$48,302	$73,056
Interest Cost	82,145	68,343	164,290	141,885
Expected return on assets	(104,895)	(100,886)	(209,790)	(187,277)
Amortization of past service cost	(15,799)	(10,847)	(31,598)	(10,847)
Amortization of unrecognized net loss	36,497	31,556	72,994	61,925
Net periodic benefit cost	$22,099	$12,980	$44,198	$78,742

Periodic pension expense for other plans was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Service Cost/Interest Cost	$25,004	$24,346	$50,008	$48,692
Amortization of unrecognized transition obligation	1,134	4,268	2,268	8,536
Amortization of past service cost	5,278	5,278	10,556	10,556
Amortization of unrecognized net loss	1,350	2,045	2,700	4,090
Net periodic benefit cost	$32,766	$35,937	$65,532	$71,874

The Company expects to contribute $20,000 during 2008 for these retirement plans.

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such  instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial statements, financial performance, and cash flows. Statement 161 is effective for fiscal years and  interim periods beginning after November 15, 2008, with early application encouraged.   The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”  This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction.  The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting

Index

certain criteria.  The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date: early adoption will not be allowed.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Index

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

The Company’s total assets as of June 30, 2008 were $142.9 million compared to $148.8 million at December 31, 2007, a decrease of $5.9 million, or 4.0%.  Cash and cash equivalents increased $4.5 million, or 90.0%, to $9.5 million at June 30, 2008 from $5.0 million at December 31, 2007.  Loans receivable decreased $4.7 million, or 4.6%, primarily due to slower loan demand along with increased construction loan payoffs, to $96.8 million at June 30, 2008 from $101.5 million at December 31, 2007. Mortgage-backed securities decreased $684,000, or 2.7%, to $24.7 million at June 30, 2008 from $25.4 million as of December 31, 2007. Investment securities decreased $4.5 million, or 69.2%, primarily due to security calls during the period, to $2.0 million as of June 30, 2008 from $6.5 million as of December 31, 2007.

           Total deposits decreased $1.2 million, or 1.2%, to $101.5 million at June 30, 2008 from $102.7 million at  December 31, 2007.  As of June 30, 2008, borrowings from the Federal Home Loan Bank of New York (“FHLB”) were $23.4 million compared to $28.3 million as of December 31, 2007, a decrease of $4.9 million, or 17.3%.

Total stockholders’ equity decreased $12,000 to $15.6 million at June 30, 2008 from $15.6 million at December 31, 2007.

On August 30, 2007, the Company approved a stock repurchase program and authorized  the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock. Stock repurchases are made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions.  Repurchased stock will be held as treasury stock and will be available for general corporate purposes.  During the quarter ended June 30, 2008, the Company did not repurchase any shares. As of June 30, 2008, under the current  program 5,060 shares were acquired at a weighted average price of $5.67 per share.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and June 30, 2007

General.   Net income increased by $7,000, to $9,000 for the quarter ended June 30, 2008 from $2,000 for the same quarter in 2007.  The increase in net income for the quarter was primarily due to decreases of $95,000 in  interest expense on deposits, $103,000 in interest expense on borrowings from the FHLB of New York and $111,000 in  non-interest expenses, and an increase of $2,000 on non-interest income. These decreases were partially offset by a decrease of $304,000 in interest income.

Interest Income.   Interest income decreased $304,000, or 13.3%, to $2.0 million for the quarter ended June 30, 2008 from $2.3 million for the quarter ended June 30 2007. The decrease in interest income can be primarily attributed to a lower interest earning asset base combined with a lower average yield.  For the three months ended June 30, 2008, the average balance of $133.5 million in interest-earning assets earned an average

Index

yield of 5.94% compared to an average yield of 6.33% on an average balance of $144.4 million for the three months ended June 30, 2007.

Interest income on loans decreased $202,000, or 11.6%, to $1.5 million for the quarter ended June 30, 2008 from $1.7 million for the same quarter in 2007.  The average balance of loans decreased $7.0 million to $97.0 million for the quarter ended June 30, 2008 from $104.0 million for the quarter ended June 30, 2007.  The average yield on loans decreased by 34 basis points to 6.37% for the quarter ended June 30, 2008 from 6.71% for the quarter ended June 30, 2007.

Interest income on mortgage-backed securities decreased $30,000, or 8.4%, to $327,000 for the quarter ended June 30, 2008 from $357,000 for the quarter ended June 30, 2007.  The average balance of mortgage-backed securities decreased $2.2 million to $24.5 million for the quarter ended June 30, 2008 from $26.7 million for the quarter ended June 30, 2007.  The average yield increased by one basis point to 5.35% for the quarter ended June 30, 2008 from 5.34% for the same period in 2007.

Interest income on investment securities decreased $54,000, or 44.6%, to $67,000 for the quarter ended June 30, 2008 from $121,000 for the quarter ended June 30, 2007.    The average balance of investment securities decreased by $5.3 million to $3.3 million for the quarter ended June 30, 2008 from $8.6 million for the quarter ended June 30, 2007.  As a partial offset, the average yield on investment securities increased 245 basis points to 8.10%, primarily due to a higher dividend received on FHLB stock, for the quarter ended June 30, 2008 from an average yield of 5.65% for the quarter ended June 30, 2007.

Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold, decreased $20,000, or 32.3%, to $42,000 for the quarter ended June 30, 2008 from $62,000 for the quarter ended June 30, 2007.   The average yield on other interest earning assets decreased by 283 basis points to 1.94% for the quarter ended June 30, 2008 from 4.77% for the quarter ended June 30, 2007. As a partial offset, the average balance of other interest earning assets increased $3.5 million to $8.7 million for the quarter ended June 30, 2008 from $5.2 million for the quarter ended June 30, 2007.

Interest Expense.   Total interest expense, comprised of interest expense on deposits and interest expense on FHLB borrowings, decreased $198,000, or 17.7%, to $923,000 for the quarter ended June 30, 2008 from $1.1 million for the quarter ended June 30, 2007. The average balance of interest-bearing liabilities decreased $10.7 million to $121.9 million for the quarter ended June 30, 2008 from $132.6 million for the quarter ended June 30, 2007. The average cost of interest-bearing liabilities decreased by 35 basis points to 3.03% for the quarter ended June 30, 2008 from 3.38% for the quarter ended June 30, 2007.

Interest expense on deposits decreased $95,000, or 12.9%, to $644,000 for the quarter ended June 30, 2008 from $739,000 for the quarter ended June 30, 2007.  The average cost of interest-bearing deposits decreased by 23 basis points to 2.64% for the quarter ended June 30, 2008 from 2.87% for the quarter ended June 30, 2007, reflecting the declining trend of interest rates on deposits.  The average balance of interest-bearing deposits decreased $5.2 million to $97.8 million for the quarter ended June 30, 2008 from $103.0 million for the quarter ended June 30, 2007.

Interest expense on FHLB borrowings decreased $103,000, or 27.0%, to $278,000 for the quarter ended June 30, 2008, from $381,000 for the quarter ended June 30, 2007.  The average balance of FHLB borrowings decreased $5.5 million to $24.1 million for the quarter ended June 30, 2008, from $29.6 million for the quarter ended June 30, 2007. The average cost of FHLB borrowings decreased by 54 basis points to 4.62% for the quarter ended June 30, 2008, from 5.16% for the quarter ended June 30, 2007.

Net Interest Income.  Net interest income decreased $106,000, or 9.1%, to $1.1 million for the quarter ended June 30, 2008 from $1.2 million for the same quarter in 2007.  The interest rate spread was 2.91% for the quarter ended June 30, 2008 compared to 2.95% for the quarter ended June 30, 2007, a decrease of four basis points.  Interest margin for the quarter ended June 30, 2008 was 3.17% compared to 3.22% for the quarter ended June 30, 2007, a decrease of five basis points.  The decrease in interest rate spread and interest margin can be attributed primarily to the  decrease in the average balance and average yield of loans receivable, the decrease in the average balance of investment securities and the decrease in the average yield of other interest-earning assets.

Index

Provision for Loan Losses.  The Company establishes provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on the evaluation of these factors, a provision of $66 was recorded for the three months ended June 30, 2008.  For the three months ended June 30, 2007, no provision was recorded.  The provision for loan losses was established to address probable and estimable losses in the loan portfolio.  The level of the allowance at June 30, 2008 is based on estimates, and the ultimate losses may vary from the estimates.  Non-performing loans increased to $494,000, or 0.35% of total assets as of June 30, 2008, from $72,000 or 0.04% of total assets as of June 30, 2007. As of June 30, 2008, the non-performing loan total included one 1-4 residential loan of $487,000 which, at quarter-end did not warrant a specific provision for loan loss.

Non-Interest Income.  Non-interest income increased $2,000, to $78,000 for the quarter ended June 30, 2008 from $76,000 for the quarter ended June 30, 2007.  This was primarily attributable to the increase from BOLI income of $3,000.

Non-Interest Expenses.   Non-interest expenses decreased $111,000, or 9.0%, to $1.1 million for the quarter ended June 30, 2008 from $1.2 million for the quarter ended June 30, 2007.  The net decrease of $111,000 in non-interest expense is primarily attributable to decreases to salaries and employee benefits, directors’ compensation, net occupancy expense of premises, equipment, other insurance premiums, and other expenses. Salaries and employee benefits decreased $71,000 to $580,000 for the three months ended June 30, 2008, from $651,000 for the three months ended June 30, 2007, primarily due to the reduction in staff.

Income Tax Expense.  The provision for income taxes increased $1,000, to $2,000 for the quarter ended June 30, 2008 from  $1,000 for the same quarter in 2007.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and June 30, 2007

General.   Net income decreased by $374,000, to $11,000 for the six months ended June 30, 2008 from $385,000 for the same six months in 2007.  The decrease in net income for the six months was primarily due to  decreases of $535,000 in total interest income, and $503,000 in non-interest income, and an increase of $58,000 in  income taxes. These were partially offset by decreases of $68,000 in interest expense on deposits, $184,000 in interest expense on FHLB borrowings, $468,000 in non-interest expenses and $2,000 in provision for loan losses.

Interest Income.   Interest income decreased $535,000 or 11.7%, to $4.0 million for the six months ended June 30, 2008 from $4.6 million for the six months ended June 30 2007. The decrease in interest income can be primarily attributed to a lower interest earning asset base combined with a lower average yield.  For the six months ended June 30, 2008 the average balance of $134.9 million in interest-earning assets earned an average yield of 5.99% compared to an average yield of 6.33% on an average balance of $144.7 million for the six months ended June 30, 2007.

Interest income on loans decreased $412,000, or 11.7%, to $3.1 million for the six months ended June 30, 2008 from $3.5 million for the same six months in 2007.  The average balance of loans decreased $7.3 million to $98.0 million for the six months ended June 30, 2008 from $105.3 million for the six months ended June 30, 2007.  The average yield on loans decreased by 34 basis points to 6.36% for the six months ended June 30, 2008 from 6.70% for the six months ended June 30, 2007.

Interest income on mortgage-backed securities decreased $51,000, or 7.1%, to $671,000 for the six months ended June 30, 2008 from $722,000 for the six months ended June 30, 2007.  The average balance of mortgage-backed securities decreased $2.0 million to $24.7 million for the six months ended June 30, 2008 from $26.7 million for the six months ended June 30, 2007.  The average yield increased by two basis points to 5.42% for the six months ended June 30, 2008 from 5.40% for the same period in 2007.

Index

Interest income on investment securities decreased $66,000, or 28.0%, to $170,000 for the six months ended June 30, 2008 from $236,000 for the six months ended June 30, 2007.  The average balance of investment securities decreased by $4.0 million to $4.6 million for the six months ended June 30, 2008 from $8.6 million for the six months ended June 30, 2007.  As a partial offset, the average yield on investment securities increased 198 basis points to 7.48%, primarily due to a higher dividend received on FHLB stock, for the six months ended June 30, 2008 from an average yield of 5.50% for the six months ended June 30, 2007.

Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold, decreased $6,000, or 6.5%, to $87,000 for the six months ended June 30, 2008 from $93,000 for the six months ended June 30, 2007. The  average yield on other interest earning assets decreased by 232 basis points to 2.26% for the six months ended June 30, 2008 from 4.58% for the six months ended June 30, 2007. As a partial offset, the average balance of other interest earning assets increased $3.7 million to $7.7 million for the six months ended June 30, 2008 from $4.0 million for the six months ended June 30, 2007.

Interest Expense.   Total interest expense, comprised of interest expense on deposits and interest expense on FHLB borrowings, decreased $252,000, or 11.5%, to $1.9 million for the six months ended June 30, 2008 from $2.2 million for the six months ended June 30, 2007. The average balance of interest-bearing liabilities decreased $9.1 million to $123.6 million for the six months ended June 30, 2008 from $132.7 million for the six months ended June 30, 2007. The average cost of interest-bearing liabilities decreased by 16 basis points to 3.15% for the six months ended June 30, 2008 from 3.31% for the six months ended June 30, 2007.

Interest expense on deposits decreased $68,000, or 4.8%, to $1.4 million for the six months ended June 30, 2008 from $1.4 million for the six months ended June 30, 2007.  The average cost of interest-bearing deposits decreased by two basis points to 2.77% for the six months ended June 30, 2008 from 2.79% for the six months ended June 30, 2007. The average balance of interest-bearing deposits decreased $4.4 million to $98.0 million for the six months ended June 30, 2008 from $102.4 million for the six months ended June 30, 2007.

Interest expense on FHLB borrowings decreased $184,000, or 23.8%, to $588,000 for the six months ended June 30, 2008, from $772,000 for the six months ended June 30, 2007.  The average balance of FHLB borrowings decreased $4.7 million to $25.6 million for the six months ended June 30, 2008, from $30.3 million for the six months ended June 30, 2007. The average cost of FHLB borrowings decreased by 50 basis points to 4.60% for the six months ended June 30, 2008, from 5.10% for the six months ended June 30, 2007.

Net Interest Income.  Net interest income decreased $283,000, or 11.9%, to $2.1 million for the six months ended June 30, 2008 from $2.4 million for the same six months in 2007.  The interest rate spread was 2.84% for the six months ended June 30, 2008 compared to 3.02% for the six months ended June 30, 2007, a decrease of 18 basis points.  Interest margin for the six months ended June 30, 2008 was 3.11% compared to 3.29% for the six months ended June 30, 2007, a decrease of 18 basis points.  The decrease in interest rate spread and interest margin can be attributed primarily to the decrease in the average balance and average yield of loans receivable,  the decrease in the average balance of investment securities and the decrease in the average yield of other interest-earning assets.

Provision for Loan Losses.  The Company establishes provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on the evaluation of these factors, a provision of $66 was recorded for the six months ended June 30, 2008.  For the six months ended June 30, 2007, a provision of $2,000 was recorded.  The provision for loan losses was established to address probable and estimable losses in the loan portfolio.  The level of the allowance at June 30, 2008 is based on estimates, and the ultimate losses may vary from the estimates.  Non-performing loans increased to $494,000, or 0.35% of total assets as of June 30, 2008, from $72,000 or 0.04% of total assets as of June 30, 2007. As of June 30, 2008, the non-performing loan total included one 1-4 residential loan of $487,000 which, at this time, did not warrant a specific provision for loan loss.

Index

Non-Interest Income.  Non-interest income decreased $503,000, to $145,000 for the six months ended June 30, 2008 from $648,000 for the six months ended June 30, 2007.  This was primarily attributable to the life insurance proceeds of $500,000 received during the six months ended June 30, 2007 and a decrease in fees and service charges of $10,000.  As a partial offset, income from BOLI increased by $6,000.

Non-Interest Expenses.   Non-interest expenses decreased $468,000, or 17.4%, to $2.2 million for the six months ended June 30, 2008 from $2.7 million for the six months ended June 30, 2007.  The net decrease of $468,000 in non-interest expense is primarily attributable to decreases to salaries and employee benefits, directors’ compensation, net occupancy expense of premises, equipment, other insurance premiums and other expenses, which were partially offset by increases in professional fees. Directors’ compensation decreased by $287,000 to $97,000 for the six months ended June 30, 2008, from $384,000 for the six months ended June 30, 2007. The decrease is primarily attributed to the one-time accrual of $221,000 for the accelerated vesting of stock options and restricted stock due to the death of former Flatbush Federal Bancorp Inc. CEO and President, Anthony J. Monteverdi, the one-time accrual of $35,000 for the accelerated vesting of stock options and restricted stock due to the retirement of director John F. Antoniello during the six months ended June 30, 2007, and  the reduction of outside directors to five during the six months ended June 30, 2007. Salaries and employee benefits decreased $188,000 to $1.1 million for the six months ended June 30, 2008, from $1.3 million for the six months ended June 30, 2007, primarily due to the reduction in staff.  Professional fees increased $41,000 to $161,000 for the six months ended June 30, 2008, from $120,000 for the six months ended June 30, 2007, primarily due to the additional fees for the compliance with the Sarbanes-Oxley Act, Section 404.

Income Tax Expense.  The provision for income taxes increased $57,000, to $4,000 for the six months ended June 30, 2008 from a benefit of $53,000 for the same six months in 2007.

Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the “OTS”) regulations sufficient to ensure the Association’s safe and sound operation.  The Association’s liquidity averaged 11.46% during the month of June 2008.  The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities.  Net loans totaled $96.8 million and $101.5 million at June 30, 2008 and December 31, 2007, respectively.  Mortgage-backed and investment securities held to maturity totaled $26.7 million and $31.8 million at June 30, 2008 and December 31, 2007, respectively.  In addition to funding new loans and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, maturities of investment securities and advances from the FHLB.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits.  If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which

Index

provides an additional source of funds.  At June 30, 2008, the Company had $23.4 million in advances from the FHLB, and had a remaining available borrowing limit of $53.8 million.  At December 31, 2007, advances from the FHLB totaled $28.3 million.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations.  At June 30, 2008, the Association had outstanding commitments to originate or purchase loans of  $7.0 million.  Certificates of deposit scheduled to mature in one year or less at June 30, 2008, totaled $44.9 million.  Management believes that, based upon its experience and the Association’s deposit flow history, a significant portion of such deposits will remain with the Association.

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

The following table sets forth the Association’s capital position at June 30, 2008, as compared to the minimum regulatory capital requirements:

	Actual		Minimal Capital Requirements		Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
Total Capital	$15,987	21.6%	$>5,923	>8.0%	$>7,404	>10.0%
(to risk-weighted assets)

Tier 1 Capital	15,807	21.4%	> -	> -	>4,443	> 6.0%
(to risk-weighted assets)

Core (Tier 1) Capital	15,891	11.2%	> 5,689	>4.0%	>7,111	> 5.0%
(to adjusted total assets)

Tangible Capital	15,891	11.2%	> 2,133	>1.5%	>-	>-
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

Index

Net Portfolio Value

The Association’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association’s quarterly Thrift Financial Reports. The following table sets forth the Association’s NPV as of March 31, 2008, the most recent date the Association’s NPV was calculated by the OTS.

Change in	Net Portfolio Value			Net Portfolio Value as a Percentage of Present Value of Assets
Interest Rates (basis points)	Estimated NPV	Amount of Change	Percent of Change	NPV Ratio	Change in Basis Points
	(Dollars in Thousands)

+300	$11,574	$(6,252)	(35%)	8.14%	-360
+200	14,047	(3,780)	(21%)	9.64%	-210
+100	16,329	(1,498)	( 8%)	10.95%	- 79
+ 50	17,210	(617)	( 3%)	11.43%	- 31
0	17,827	—	—	11.74%	—
- 50	18,049	222	1%	11.82%	+ 8
-100	18,047	220	1%	11.77%	+ 3

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the company is not required to provide the information required of this item.

Index

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

There were no significant changes in the Company’s internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the June 30, 2008 internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

Index

 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Association.

ITEM 1A.Risk Factors

               A smaller reporting company is not required to provide the information required of this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2005, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. On August 30, 2007, the Company approved a second stock repurchase program and authorized  the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of June 30, 2008, 53,720 total shares have been repurchased by the Company. No shares were repurchased in the quarter ended June 30, 2008. These total repurchased shares do not include the stock dividend shares of 1,340 which, along with the repurchased shares, are held as Treasury stock.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2008 through April 30, 2008	-	-	53,720	46,280
May 1, 2008 through May 31, 2008	-	-	53,720	46,280
June 1, 2008 through June 30, 2008	-	-	53,720	46,280

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting held on April 24, 2008, shareholders of the Company considered and voted on the following:

1.	The election of directors:	FOR	%	WITHOLD	%

	Jesus R. Adia	2,358,221	95.8	104,593	4.2
	Alfred S. Pantaleone	2,356,425	95.7	106,389	4.3
	Michael J. Lincks	2,358,966	95.8	103,848	4.2

Index

Director Adia was elected to a one year term and Directors Pantaleone and Lincks were elected to three year terms.  The following directors terms of office continued after the Annual meeting: D. John Antoniello, Charles J. Vorbach and Patricia A. McKinley.

2.     The ratification of the appointment of Beard Miller Company LLP as independent auditors of the  Company for the year ending December 31, 2008.

FOR	%	AGAINST	%	ABSTAIN	%
2,391,513	97.2	69,332	2.8	1,969	0.1

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLATBUSH FEDERAL BANCORP, INC.

Date: August 14, 2008	By:	/s/ Jesus R. Adia
Jesus R. Adia
President and
Chief Executive Officer

Date: August 14, 2008	By:	/s/ John S. Lotardo
John S. Lotardo
Executive Vice President and Chief
Financial Officer