Form 10-Q
period 2008-09-30
FLATBUSH FEDERAL BANCORP INC
filed 2008-11-14
CIK 1243496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
(Registrant’s telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of  November 13, 2008  the Registrant had outstanding 2,744,597 shares of common stock.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

Index

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
ASSETS	2008	2007

Cash and amounts due from depository institutions	$1,856,718	$1,830,973
Interest earning deposits in other banks	4,395,756	686,607
Federal Funds sold	-	2,450,000
Cash and cash equivalents	6,252,474	4,967,580

Investment securities held to maturity; fair value of $2,000,800 in 2008 and $6,499,390 in 2007	2,000,000	6,491,188
Mortgage-backed securities held to maturity; fair value of $28,966,677 in 2008 and $25,205,441 in 2007	28,719,899	25,350,593
Loans receivable, net of allowance for loan losses of $190,506 in 2008 and $202,388 in 2007	95,777,918	101,482,925
Premises and equipment	2,653,623	2,778,177
Federal Home Loan Bank of New York stock	1,450,600	1,512,900
Accrued interest receivable	584,169	698,270
Bank owned life insurance	4,021,513	3,901,624
Other assets	1,415,212	1,655,244
Total assets	$142,875,408	$148,838,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$3,729,906	$3,835,685
Interest bearing	93,806,531	98,835,840
Total Deposits	97,536,437	102,671,525
Federal Home Loan Bank of New York advances	27,015,236	28,252,084
Advance payments by borrowers for taxes and insurance	582,230	421,399
Other liabilities	2,069,651	1,931,875
Total liabilities	127,203,554	133,276,883
Stockholders’ equity:
Preferred stock $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	---	---
Common stock $0.01 par value; authorized 9,000,000 shares; issued (2008 and 2007) 2,799,657 shares; outstanding (2008 and 2007) 2,744,597 shares	27,998	27,998
Paid-in capital	12,498,462	12,441,913
Retained earnings	5,094,981	5,117,100
Unearned employees’ stock ownership plan (ESOP) shares	(522,449)	(548,605)
Treasury stock, 55,060 shares	(418,650)	(418,650)
Accumulated other comprehensive loss	(1,008,488)	(1,058,138)
Total stockholders’ equity	15,671,854	15,561,618

Total liabilities and stockholders’ equity	$142,875,408	$148,838,501

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest Income
Loans, including fees	$1,505,304	$1,724,854	$4,621,761	$5,253,255
Mortgage-backed securities	366,021	376,234	1,036,722	1,097,976
Investments	50,128	120,922	220,554	357,193
Other interest earning assets	22,008	29,728	108,843	122,311
Total interest income	1,943,461	2,251,738	5,987,880	6,830,735

Interest Expense
Deposits	576,485	726,462	1,935,132	2,153,149
Borrowings	264,606	365,170	852,417	1,136,738
Total interest expense	841,091	1,091,632	2,787,549	3,289,887

Net Interest Income	1,102,370	1,160,106	3,200,331	3,540,848
Provision for loan losses	-	45	66	2,101
Net interest income after provision for loan losses	1,102,370	1,160,061	3,200,265	3,538,747

Non-interest income
Fees and service charges	28,755	33,805	90,462	106,128
BOLI income	40,675	37,172	119,889	110,630
Life insurance proceeds	-	-	-	500,000
Other	43,307	6,355	47,417	8,994
Total non-interest income	112,737	77,332	257,768	725,752

Non-interest expenses
Salaries and employee benefits	579,256	642,801	1,729,407	1,980,386
Net occupancy expense of premises	120,047	131,857	366,917	384,768
Equipment	122,419	122,973	370,683	387,213
Directors’ compensation	43,572	42,920	141,017	426,840
Professional fees	73,600	88,424	234,706	208,266
Other insurance premiums	36,192	37,004	109,323	113,986
Other	125,747	124,705	376,110	384,288
Total non-interest expenses	1,100,833	1,190,684	3,328,163	3,885,747

Income before income taxes (benefit)	114,274	46,709	129,870	378,752
Income taxes (benefit)	36,731	16,039	41,142	(37,346)
Net income	$77,543	$30,670	$88,728	$416,098

Net income per common share – Basic and diluted	$0.03	$0.01	$0.03	$0.16
Weighted average number of shares outstanding – Basic and diluted	2,664,658	2,655,047	2,663,349	2,663,209

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net Income	$77,543	$30,670	$88,728	$416,098

Other comprehensive income,
net of income taxes:
Benefit Plans	28,460	43,147	85,381	128,256
Deferred income taxes	(11,910)	(18,057)	(35,731)	(53,676)
	16,550	25,090	49,650	74,580

Comprehensive income	$94,093	$55,760	$138,378	$490,678

See notes to consolidated financial statements.

Index

 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30,
	2008	2007
Cash flow from operating activities:
Net income	$88,728	$416,098
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	136,677	135,715
Net amortization (accretion) of (discounts), premiums and deferred loan fees and costs	44,468	(40,894)
Provision for loan losses	66	2,101
ESOP shares committed to be released	21,019	27,657
MRP amortization	30,438	165,727
Stock option amortization	31,248	170,814
Decrease in accrued interest receivable	114,101	53,741
Increase in cash surrender value of BOLI	(119,889)	(89,397)
Decrease (increase) in other assets	204,300	(158,640)
Increase (decrease) in other liabilities	112,311	(939,998)
Net cash provided by (used in) operating activities	663,467	(257,076)

Cash flow from investing activities:
Proceeds from calls and maturities of investment securities held to maturity	4,500,000	-
Principal repayments on mortgage-backed securities held to maturity	2,560,885	3,250,983
Purchases of mortgage-backed securities held to maturity	(6,010,458)	(2,682,323)
Purchases of loan participation interests	(4,615,108)	(2,578,133)
Net change in loans receivable	10,347,036	4,526,340
Additions to premises and equipment	(12,123)	(55,378)
Redemption of Federal Home Loan Bank of New York stock	62,300	45,600
Net cash provided by investing activities	6,832,532	2,507,089

Cash flow from financing activities:
Net decrease in deposits	(5,135,088)	(2,053,057)
Advances from Federal Home Loan Bank of New York	2,000,000	5,800,000
Repayment of advances from Federal Home Loan Bank of New York	(5,236,848)	(7,132,080)
Net change to short-term borrowings	2,000,000	(3,000,000)
Increase in advance payments by borrowers for taxes and insurance	160,831	217,128
Purchase of treasury stock	-	(103,313)
Net cash used in financing activities	(6,211,105)	(3,271,322)
Net increase in cash and cash equivalents	1,284,894	1,021,309
Cash and cash equivalents – beginning	4,967,580	4,006,886

Cash and cash equivalents – ending	$6,252,474	$2,985,577
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$2,795,379	$3,295,442
Income taxes	$8,769	$205,229

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three months and nine months ended September 30, 2008, are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 4.  NET INCOME PER COMMON SHARE

Net income per common share was computed by dividing net income for the three months and nine months ended September 30, 2008 and 2007 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP.  Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. At and for the three months and nine months ended September 30, 2008, there was no dilutive effect of stock options.

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

NOTE 6.  RETIREMENT PLANS – COMPONENTS OF  NET PERIODIC PENSION COST

Periodic pension expense was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Service Cost	$24,151	$13,100	$72,453	$86,156
Interest Cost	82,145	65,744	246,435	207,629
Expected return on assets	(104,895)	(108,134)	(314,685)	(295,411)
Amortization of past service cost	(15,799)	(15,642)	(47,397)	(26,489)
Amortization of unrecognized net loss	36,497	31,521	109,491	93,446
Net periodic benefit cost	$22,099	$(13,411)	$66,297	$65,331

Periodic pension expense for other plans was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Service Cost/Interest Cost	$25,004	$26,432	$75,012	$75,124
Amortization of unrecognized transition obligation	1,134	4,292	3,402	12,828
Amortization of past service cost	5,278	5,278	15,835	15,834
Amortization of unrecognized net loss	1,350	2,045	4,050	6,135
Net periodic benefit cost	$32,766	$38,047	$98,299	$109,921

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

FASB Staff Position (FSP) 157-3

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our September 30, 2008 consolidated financial statements.  The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

FSP 133-1 and FIN 45-4

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

 (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of SFAS Nos. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008.  The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

EITF 08-5

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5).  EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability.  EITF 08-5 is effective for the first reporting period beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act (“EESA”) was enacted on October 3, 2008.  EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP.  Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability.  If the Secretary exercises his authority under TARP, EESA directs the Secretary of Treasury to establish a program to guarantee troubled assets originated or issued prior to March 14, 2008.  The Secretary is authorized to purchase up to $250 billion in troubled assets immediately and up to $350 billion upon certification by the President that such authority is needed.  The Secretary’s authority will be increased to $700 billion if the President submits a written report to Congress detailing the Secretary’s plans to use such authority unless Congress passes a joint resolution disapproving such amount within 15 days after receipt of the report.  The Secretary’s authority under TARP expires

Index

on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

Institutions selling assets under TARP will be required to issue warrants for common or preferred stock or senior debt to the Secretary.  If the Secretary purchases troubled assets directly from an institution without a bidding process and acquires a meaningful equity or debt position in the institution as a result or acquires more than $300 million in troubled assets from an institution regardless of method, the institution will be required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreement for the payment of golden parachutes.  Institutions that sell more then $300 million in assets under TARP auctions will not be entitled to a tax deduction for compensation in excess of $500.00 paid to its chief executive or chief financial official or any of its other three most highly compensated officers.  In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code.

EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period.  The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.  This provision is effective October 3, 2008.

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies.  Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.  The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum.  The senior preferred stock may not be redeemed for three years except with the proceeds from any offering of common stock or preferred stock qualifying as Tier 1 capital in an amount of equal to not less then 25% of the amount of the senior preferred.  After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution.  No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock.  Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties.  The senior preferred will not have voting rights other than the rights to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights.  The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods.  The senior preferred will be feely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred.  The issuing institution must grant the Treasury piggyback registration rights prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA.  Senior executives must also waive any claims against the Department of Treasury.

In connection with the issuance of the senior preferred, participating institutions must issue to the Secretary immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal of 15% of the amount of senior preferred.  The exercise price of the warrants will equal the market price of the common stock on the date of the investment.  The Secretary may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment form one or more offerings of common or preferred stock qualifying as Tier 1 capital.  The Secretary will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants.  The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying a Tier 1 capital.  If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment.  The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval subject to a maximum reduction of 45%.

The Company has a filing deadline of November 14, 2008 to participate in the Capital Purchase Plan (CPP).  The Company is currently evaluating the impact of participating or not participating in the CPP.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

The Company’s total assets as of September 30, 2008 were $142.9 million compared to $148.8 million at December 31, 2007, a decrease of $5.9 million, or 4.0%.  Cash and cash equivalents increased $1.3 million, or 26.0%, to $6.3 million at September 30, 2008 from $5.0 million at December 31, 2007.  Loans receivable decreased $5.7 million, or 5.6%, primarily due to slower loan demand along with increased construction loan payoffs, to $95.8 million at September 30, 2008 from $101.5 million at December 31, 2007. Mortgage-backed securities increased $3.3 million, or 13.0%, to $28.7 million at September 30, 2008 from $25.4 million as of December 31, 2007. Investment securities decreased $4.5 million, or 69.2%, primarily due to security calls during the period, to $2.0 million as of September 30, 2008 from $6.5 million as of December 31, 2007.

           Total deposits decreased $5.2 million, or 5.1%, to $97.5 million at September 30, 2008 from $102.7 million at  December 31, 2007.  As of September 30, 2008, borrowings from the Federal Home Loan Bank of New York (“FHLB”) were $27.0 million compared to $28.3 million as of December 31, 2007, a decrease of $1.3 million, or 4.6%.

Total stockholders’ equity increased $110,000 to $15.7 million at September 30, 2008 from $15.6 million at December 31, 2007.

On August 30, 2007, the Company approved a stock repurchase program and authorized  the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock. Stock repurchases are made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions.  Repurchased stock will be held as treasury stock and will be available for general corporate purposes.  During the quarter ended September 30, 2008, the Company did not repurchase any shares. As of September 30, 2008, under the current program 5,060 shares were repurchased at a weighted average price of $5.67 per share.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and September 30, 2007

General.   Net income increased by $47,000, to $78,000 for the quarter ended September 30, 2008 from $31,000 for the same quarter in 2007.  The increase in net income for the quarter was primarily due to decreases of $150,000 in  interest expense on deposits, $101,000 in interest expense on borrowings from the FHLB and $90,000 in  non-interest expenses, and an increase of $35,000 in non-interest income. These decreases were partially offset by a decrease of $308,000 in total interest income and an increase of $21,000 in income taxes.

Interest Income.  Total interest income decreased $308,000, or 13.7%, to $1.9 million for the quarter ended September 30, 2008 from $2.3 million for the quarter ended September 30 2007. The decrease in interest income can be primarily attributed to a lower interest earning asset base combined with a lower average yield.  For the three months ended September 30, 2008, the average balance of $131.6 million in interest-earning assets earned an average yield of 5.91% compared to an average yield of 6.39% on an average balance of $141.0 million for the three months ended September  30, 2007.

Index

Interest income on loans decreased $220,000, or 12.7%, to $1.5 million for the quarter ended September 30, 2008 from $1.7 million for the same quarter in 2007.  The average balance of loans decreased $8.0 million to $95.9 million for the quarter ended September 30, 2008 from $103.9 million for the quarter ended September 30, 2007.  The average yield on loans decreased by 36 basis points to 6.28% for the quarter ended September 30, 2008 from 6.64% for the quarter ended September 30, 2007.

Interest income on mortgage-backed securities decreased $10,000, or 2.6%, to $366,000 for the quarter ended September 30, 2008 from $376,000 for the quarter ended September 30, 2007.  The average balance of mortgage-backed securities increased $1.1 million, or 4.1%, to $27.7 million for the quarter ended September 30, 2008 from $26.6 million for the quarter ended September 30, 2007.  The average yield decreased by 36 basis points to 5.29% for the quarter ended September 30, 2008 from 5.65% for the same period in 2007.

Interest income on investment securities decreased $71,000, or 58.7%, to $50,000 for the quarter ended September 30, 2008 from $121,000 for the quarter ended September 30, 2007.    The average balance of investment securities decreased by $5.2 million, or 61.2%, to $3.3 million for the quarter ended September 30, 2008 from $8.5 million for the quarter ended September 30, 2007.  As a partial offset, the average yield on investment securities increased 33 basis points to 6.01%, primarily due to a higher dividend received on FHLB stock, for the quarter ended September 30, 2008 from an average yield of 5.68% for the quarter ended September 30, 2007.

Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold, decreased $8,000, or 26.7%, to $22,000 for the quarter ended September 30, 2008 from $30,000 for the quarter ended September 30, 2007.   The average yield on other interest earning assets decreased by 395 basis points to 1.88% for the quarter ended September 30, 2008 from 5.83% for the quarter ended September 30, 2007 primarily due to the decline in interest rates on interest-earning deposits and federal funds sold. As a partial offset, the average balance of other interest earning assets increased $2.7 million, or 135.0%, to $4.7 million for the quarter ended September 30, 2008 from $2.0 million for the quarter ended September 30, 2007.

Interest Expense.   Total interest expense, comprised of interest expense on deposits and interest expense on FHLB borrowings, decreased $251,000, or 23.0%, to $841,000 for the quarter ended September 30, 2008 from $1.1 million for the quarter ended September 30, 2007. The average balance of interest-bearing liabilities decreased $9.0 million to $120.1 million for the quarter ended September 30, 2008 from $129.1 million for the quarter ended September 30, 2007. The average cost of interest-bearing liabilities decreased by 58 basis points to 2.80% for the quarter ended September 30, 2008 from 3.38% for the quarter ended September 30, 2007.

Interest expense on deposits decreased $150,000, or 20.6%, to $576,000 for the quarter ended September 30, 2008 from $726,000 for the quarter ended September 30, 2007.  The average cost of interest-bearing deposits decreased by 48 basis points to 2.41% for the quarter ended September 30, 2008 from 2.89% for the quarter ended September 30, 2007, reflecting the declining trend of interest rates on deposits.  The average balance of interest-bearing deposits decreased $4.9 million, or 4.9%, to $95.6 million for the quarter ended September 30, 2008 from $100.5 million for the quarter ended September 30, 2007.

Interest expense on FHLB borrowings decreased $100,000, or 27.4%, to $265,000 for the quarter ended September 30, 2008, from $365,000 for the quarter ended September 30, 2007.  The average balance of FHLB borrowings decreased $4.1 million, or 14.3%, to $24.5 million for the quarter ended September 30, 2008, from $28.6 million for the quarter ended September 30, 2007. The average cost of FHLB borrowings decreased by 78 basis points to 4.32% for the quarter ended September 30, 2008, from 5.10% for the quarter ended September 30, 2007.

Net Interest Income.  Net interest income decreased $58,000, or 5.0%, to $1.1 million for the quarter ended September 30, 2008 from $1.2 million for the same quarter in 2007.  The interest rate spread was 3.10% for the quarter ended September 30, 2008 compared to 3.01% for the quarter ended September 30, 2007, an increase of nine basis points.  Interest margin for the quarter ended September 30, 2008 was 3.35% compared to 3.29% for the quarter ended September 30, 2007, an increase of six basis points.  The increase in interest rate spread and interest margin can be attributed primarily to the decrease in the average balance and average yield of interest-bearing deposits and FHLB borrowings.

Index

Provision for Loan Losses.  The Company establishes provision for loan losses, which is charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on the evaluation of these factors, no provision was recorded for the three months ended September 30, 2008.  For the three months ended September 30, 2007, a provision of $45 was recorded.   The level of the allowance at September 30, 2008 is based on estimates, and the ultimate losses may vary from the estimates.  Non-performing loans increased to $737,000, or 0.52% of total assets as of September 30, 2008, from $316,000 or 0.20% of total assets as of September 30, 2007. As of September 30, 2008, the non-performing loans total included two 1-4 residential loans totaling $734,000 which, at quarter-end, did not warrant a specific provision for loan loss.

Non-Interest Income.  Non-interest income increased $36,000, or 46.8%, to $113,000 for the quarter ended September 30, 2008 from $77,000 for the quarter ended September 30, 2007.  This was primarily attributable to the one-time legal settlement proceeds of $41,000 and an increase of BOLI income of $3,000, partially offset by a decline of $5,000 in fees and service charges.

Non-Interest Expenses.   Non-interest expenses decreased $90,000, or 7.5%, to $1.1 million for the quarter ended September 30, 2008 from $1.2 million for the quarter ended September 30, 2007.  The net decrease of $90,000 in non-interest expenses is primarily attributable to decreases to salaries and employee benefits, net occupancy expense of premises, professional fees and other insurance premiums, partially offset by increases to directors’ compensation and other expenses. Salaries and employee benefits decreased $64,000 to $579,000 for the three months ended September 30, 2008, from $643,000 for the three months ended September 30, 2007, primarily due to the reduction in staff.

The Company anticipates a significant increase in the cost of federal deposit insurance from current levels of five to seven basis points.  The FDIC has recently proposed to increase the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 and to between 10 and 14 basis points thereafter.  Assessment rates could be further increased if an institution’s FHLB advances exceed 15% of deposits.  The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts and senior unsecured debt of a bank or its holding company.  Institutions that do not opt out of the program by November 14, 2008 will be assessed ten basis points for non interest bearing transaction account balances in excess of $250,000 and 75 basis points of the amount of debt issued.

Income Tax Expense.  The provision for income taxes increased $21,000, to $37,000 for the quarter ended September 30, 2008 from  $16,000 for the same quarter in 2007 primarily due to an increase in income before income taxes of $67,000.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and September 30, 2007

General.   Net income decreased by $327,000, to $89,000 for the nine months ended September 30, 2008 from $416,000 for the same nine months in 2007.  The decrease in net income for the nine months was primarily due to decreases of $843,000 in total interest income and $468,000 in non-interest income, and an increase of $78,000 in  income taxes. These were partially offset by decreases of $218,000 in interest expense on deposits, $284,000 in interest expense on FHLB borrowings, $558,000 in non-interest expenses and $2,000 in provision for loan losses.

Interest Income.  Total interest income decreased $843,000, or 12.3%, to $6.0 million for the nine months ended September 30, 2008 from $6.8 million for the nine months ended September 30 2007. The decrease in interest income can be primarily attributed to a lower interest earning asset base combined with a lower average yield.  For the nine months ended September 30, 2008 the average balance of $133.8 million in interest-earning assets earned an average yield of 5.97% compared to an average yield of 6.35% on an average balance of $143.4 million for the nine months ended September 30, 2007.

Index

Interest income on loans decreased $631,000, or 12.0%, to $4.6 million for the nine months ended September 30, 2008 from $5.3 million for the same nine months in 2007.  The average balance of loans decreased $7.5 million, or 7.2%, to $97.3 million for the nine months ended September 30, 2008 from $104.8 million for the nine months ended September 30, 2007.  The average yield on loans decreased by 34 basis points to 6.34% for the nine months ended September 30, 2008 from 6.68% for the nine months ended September 30, 2007.

Interest income on mortgage-backed securities decreased $61,000, or 5.6%, to $1.0 million for the nine months ended September 30, 2008 from $1.1 for the nine months ended September 30, 2007.  The average balance of mortgage-backed securities decreased $982,000, or 3.7%, to $25.7 million for the nine months ended September 30, 2008 from $26.7 million for the nine months ended September 30, 2007.  The average yield decreased by 11 basis points to 5.37% for the nine months ended September 30, 2008 from 5.48% for the same period in 2007.

Interest income on investment securities decreased $136,000, or 38.1%, to $221,000 for the nine months ended September 30, 2008 from $357,000 for the nine months ended September 30, 2007.  The average balance of investment securities decreased by $4.5 million, or 52.3%, to $4.1 million for the nine months ended September 30, 2008 from $8.6 million for the nine months ended September 30, 2007.  As a partial offset, the average yield on investment securities increased 153 basis points to 7.09%, primarily due to a higher dividend received on FHLB stock, for the nine months ended September 30, 2008 from an average yield of 5.56% for the nine months ended September 30, 2007.

Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold, decreased $13,000, or 10.7%, to $109,000 for the nine months ended September 30, 2008 from $122.000, for the nine months ended September 30, 2007. The  average yield on other interest earning assets decreased by 267 basis points to 2.17% for the nine months ended September 30, 2008 from 4.84% for the nine months ended September 30, 2007. As a partial offset, the average balance of other interest earning assets increased $3.3 million, or 97.1%, to $6.7 million for the nine months ended September 30, 2008 from $3.4 million for the nine months ended September 30, 2007.

Interest Expense.   Total interest expense, comprised of interest expense on deposits and interest expense on FHLB borrowings, decreased $502,000, or 15.3%, to $2.8 million for the nine months ended September 30, 2008 from $3.3 million for the nine months ended September 30, 2007. The average balance of interest-bearing liabilities decreased $9.1 million, or 6.9%, to $122.4 million for the nine months ended September 30, 2008 from $131.5 million for the nine months ended September 30, 2007. The average cost of interest-bearing liabilities decreased by 30 basis points to 3.04% for the nine months ended September 30, 2008 from 3.34% for the nine months ended September 30, 2007.

Interest expense on deposits decreased $218,000, or 10.1%, to $1.9 million for the nine months ended September 30, 2008 from $2.2 million for the nine months ended September 30, 2007.  The average cost of interest-bearing deposits decreased by 17 basis points to 2.65% for the nine months ended September 30, 2008 from 2.82% for the nine months ended September 30, 2007. The average balance of interest-bearing deposits decreased $4.6 million, or 4.5%, to $97.2 million for the nine months ended September 30, 2008 from $101.8 million for the nine months ended September 30, 2007.

Interest expense on FHLB borrowings decreased $284,000, or 25.0%, to $852,000 for the nine months ended September 30, 2008, from $1.1 million for the nine months ended September 30, 2007.  The average balance of FHLB borrowings decreased $4.5 million, or 15.2%, to $25.2 million for the nine months ended September 30, 2008, from $29.7 million for the nine months ended September 30, 2007. The average cost of FHLB borrowings decreased by 59 basis points to 4.51% for the nine months ended September 30, 2008, from 5.10% for the nine months ended September 30, 2007.

Net Interest Income.  Net interest income decreased $341,000, or 9.6%, to $3.2 million for the nine months ended September 30, 2008 from $3.5 million for the same nine months in 2007.  The interest rate spread was 2.93% for the nine months ended September 30, 2008 compared to 3.01% for the nine months ended September 30, 2007, a decrease of 8 basis points.  Interest margin for the nine months ended September 30, 2008 was 3.19% compared to 3.29% for the nine months ended September 30, 2007, a decrease of 10 basis points.  The decrease in interest rate spread and interest margin can be attributed primarily to the decrease in the average balance and

Index

average yield of loans receivable, the decrease in the average yield of mortgage-backed securities, the decrease in the average balance of investment securities and the decrease in the average yield of other interest-earning assets.

Provision for Loan Losses.  The Company establishes provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on the evaluation of these factors, a provision of $66 was recorded for the nine months ended September 30, 2008.  For the nine months ended September 30, 2007, a provision of $2,000 was recorded.  The provision for loan losses was established to address probable and estimable losses in the loan portfolio.  The level of the allowance at September 30, 2008 is based on estimates, and the ultimate losses may vary from the estimates.  Non-performing loans increased to $737,000, or 0.52% of total assets as of September 30, 2008, from $316,000 or 0.20% of total assets as of September 30, 2007. As of September 30, 2008, the non-performing loans total included two 1-4 residential loans totaling $734,000 which, at this time, did not warrant a specific provision for loan loss.

Non-Interest Income.  Non-interest income decreased $468,000, or 64.5%, to $258,000 for the nine months ended September 30, 2008 from $726,000 for the nine months ended September 30, 2007.  This was primarily attributable to the life insurance proceeds of $500,000 received during the nine months ended September 30, 2007 and a decrease in fees and service charges of $16,000, partially offset by a one-time legal settlement amount of $41,000 and an increase from BOLI income of $9,000.

Non-Interest Expenses.   Non-interest expenses decreased $558,000, or 14.4%, to $3.3 million for the nine months ended September 30, 2008 from $3.9 million for the nine months ended September 30, 2007.  The net decrease of $558,000 in non-interest expense is primarily attributable to decreases to salaries and employee benefits, directors’ compensation, net occupancy expense of premises, equipment, other insurance premiums and other expenses, which were partially offset by increases in professional fees. Directors’ compensation decreased by $286,000 to $141,000 for the nine months ended September 30, 2008, from $427,000 for the nine months ended September 30, 2007. The decrease is primarily attributed to the one-time accrual of $221,000 for the accelerated vesting of stock options and restricted stock due to the death of the Company’s former  CEO and President, Anthony J. Monteverdi, the one-time accrual of $35,000 for the accelerated vesting of stock options and restricted stock due to the retirement of director John F. Antoniello during the nine months ended September 30, 2007, and  the reduction of outside directors to five during the nine months ended September 30, 2007. Salaries and employee benefits decreased $251,000 to $1.7 million for the nine months ended September 30, 2008, from $2.0 million for the nine months ended September 30, 2007, primarily due to the reduction in staff.  Professional fees increased $27,000 to $235,000 for the nine months ended September 30, 2008, from $208,000 for the nine months ended September 30, 2007, primarily due to the additional audit and accounting fees for the compliance with the Sarbanes-Oxley Act, Section 404.

Income Tax Expense.  The provision for income taxes increased $78,000, to $41,000 for the nine months ended September 30, 2008 from a benefit of $37,000 for the same nine months in 2007.

Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the “OTS”) regulations sufficient to ensure the Association’s safe and sound operation.  The Association’s liquidity averaged 5.16% during the month of September 2008.  The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

Index

The Association’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities.  Net loans totaled $95.8 million and $101.5 million at September 30, 2008 and December 31, 2007, respectively.  Mortgage-backed and investment securities held to maturity totaled $30.7 million and $31.8 million at September 30, 2008 and December 31, 2007, respectively.  In addition to funding new loans and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, maturities of investment securities.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits.  If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds.  At September 30, 2008, the Company had $27.0 million in advances from the FHLB, and had a remaining available borrowing limit of $48.3 million.  At December 31, 2007, advances from the FHLB totaled $28.3 million.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations.  At September 30, 2008, the Association had outstanding commitments to originate or purchase loans of $10.1 million and outstanding commitments to purchase mortgage-backed securities of $639,000.  Certificates of deposit scheduled to mature in one year or less at September 30, 2008, totaled $43.5 million.  Management believes that, based upon its experience and the Association’s deposit flow history, a significant portion of such deposits will remain with the Association.

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

The following table sets forth the Association’s capital position at September 30, 2008, as compared to the minimum regulatory capital requirements:

	Actual		Minimal Capital Requirements			Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(Dollars in Thousands)
Total Capital	$16,096	20.66%	$	>6,233	>8.00%	$	>7,792	>10.00%
(to risk-weighted assets)

Tier 1 Capital	15,917	20.43%		>-	>-		>4,675	>6.00%
(to risk-weighted assets)

Core (Tier 1) Capital	16,001	11.25%		>5,687	>4.00%		>7,109	>5.00%
(to adjusted total assets)

Tangible Capital	16,001	11.25%		>2,133	>1.50%		>-	>-
(to adjusted total assets)

Index

Management of Interest Rate Risk

The ability to maximize net interest income largely depends upon maintaining a positive interest rate spread during periods of fluctuating market interest rates.  Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time.  The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates.  A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets.  Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a decrease in net interest income.

The Association’s current investment strategy is to maintain an overall securities portfolio that provides a source of liquidity and that contributes to the Association’s overall profitability and asset mix within given quality and maturity considerations.

Net Portfolio Value

The Association’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association’s quarterly Thrift Financial Reports. The following table sets forth the Association’s NPV as of June 30, 2008, the most recent date the Association’s NPV was calculated by the OTS.

Change in	Net Portfolio Value			Net Portfolio Value as a Percentage of Present Value of Assets
Interest Rates (basis points)	Estimated NPV	Amount of Change	Percent of Change	NPV Ratio	Change in Basis Points
	(Dollars in Thousands)

+300	$10,218	$(7,060)	(41%)	7.49%	-429
+200	12,693	(4,585)	(27%)	9.07%	-271
+100	15,153	(2,125)	(12%)	10.56%	-122
+ 50	16,212	(1,066)	( 6%)	11.18%	- 60
0	17,278	—	—	11.78%	—
- 50	17,912	634	4%	12.11%	+ 33
-100	18,396	1,118	6%	12.35%	+ 57

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

There were no significant changes in the Company’s internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the September 30, 2008 internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2005, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. On August 30, 2007, the Company approved a second stock repurchase program and authorized  the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of September 30, 2008, 53,720 total shares have been repurchased by the Company. No shares were repurchased in the quarter ended September 30, 2008. These total repurchased shares do not include the stock dividend shares of 1,340 which, along with the repurchased shares, are held as treasury stock.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2008 through July 31, 2008	-	-	53,720	46,280
August 1, 2008 through August 31, 2008	-	-	53,720	46,280
September 1, 2008 through September 30, 2008	-	-	53,720	46,280

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

Index

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

FLATBUSH FEDERAL BANCORP, INC.

Date: November 14, 2008	By: /s/ Jesus R. Adia
Jesus R. Adia
President and
Chief Executive Officer

Date: November 14, 2008	By: /s/ John S. Lotardo
John S. Lotardo
Executive Vice President and Chief
Financial Officer