Form 10-K
period 2008-12-31
FLATBUSH FEDERAL BANCORP INC
filed 2009-03-31
CIK 1243496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ______________________

Commission File Number: 000-50377

Flatbush Federal Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

Federal	11-3700733
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2146 Nostrand Avenue, Brooklyn, New York	11210
(Address of Principal Executive Offices) (Zip Code)

                                   (718) 859-6800
(Registrant’s Telephone Number Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

None
Securities registered pursuant to Section 12(g) of the Act

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company.       Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold on the OTC Bulletin Board as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,607,386.

The number of shares outstanding of the registrant’s common stock was 2,736,907 as of March 29, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Annual Report to Shareholders for the fiscal year ended December 31, 2008 (Part II).
2.	Proxy Statement for the 2009 Annual Meeting of Stockholders (Part III)

FLATBUSH FEDERAL BANCORP, INC.
2008 FORM 10-K
TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company’s financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature.  These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting operations, pricing products and services.

Flatbush Federal Bancorp, Inc.

Flatbush Federal Bancorp, Inc. (the “Company”) is a Federal corporation which was organized in 2003 as part of the mutual holding company reorganization of Flatbush Federal Savings & Loan Association, (the “Association”).  The Company’s principal asset is its investment in Flatbush Federal Savings & Loan Association.  The Company is a majority owned subsidiary of Flatbush Federal Bancorp, MHC (“Flatbush MHC”), a Federally-chartered mutual holding company.  In connection with the reorganization, the Company sold 1,087,756 shares of its common stock and issued 1,226,619 shares to its mutual holding company parent.  The net proceeds from the stock offering totaled $7.1 million.  At December 31, 2008, the Company had consolidated assets of $149.7 million, deposits of $101.7 million and stockholders’ equity of $14.6 million.  The Company’s executive office is located at 2146 Nostrand Avenue, Brooklyn, New York 11210 and its telephone number is (718) 859-6800.

Flatbush Federal Savings & Loan Association

General. The Association’s principal business consists of attracting retail deposits from the general public in the areas surrounding its three locations in Brooklyn, New York and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans, commercial real estate loans, construction loans, investment securities, and mortgage-backed securities.  The Association’s revenues are derived principally from the interest on loans and securities, loan origination and servicing fees, BOLI income, and service charges and fees collected on deposit accounts.  The Association’s primary sources of funds are deposits, principal and interest payments on loans and securities, and borrowings.

Competition. The Association faces intense competition within its market area both in making loans and attracting deposits.  The New York City area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions.  Some of the Association’s competitors offer products and services that it currently does not offer, such as trust services and private banking.  As of December 31, 2008, the Association’s market share of deposits represented less than one half of one percent of deposits in Kings County.

The Association’s competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions.  The Association faces additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.  The primary focus is to build and develop profitable customer relationships across all lines of business while maintaining a role as a community bank.

Market Area. The Association operates in an urban market area that has a stable population and household base.  The Association’s primary lending area is concentrated in Brooklyn, Queens and Long Island, New York.  One- to four-family residential real estate in the market area is characterized by a large number of attached and semi-detached houses, including a number of two-and three-family homes and cooperative apartments.  Most of the deposit customers are residents of the greater New York metropolitan area.  The economy of the market area is characterized by a large number of small retail establishments.  The Association’s customer base is comprised of middle-income households, and to a lesser extent, low-to-moderate-income households.

Lending Activities. Historically, the Association’s principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property.  Historically, the Association retained all loans that it originated.  However, beginning in 2002 the Association sold a limited number of its one- to four-family loans, on a servicing retained basis, to the Federal Home Loan Bank of New York.  No loans were sold during the year ended December 31, 2008. One- to four-family residential real estate mortgage loans represented $77.6 million, or 73.43%, of our loan portfolio at December 31, 2008.  The Association also offers commercial real estate loans, multifamily loans, condominium loans and construction loans secured by real estate. Construction loans totaled $15.1 million, or 14.29% of the total loan portfolio at December 31, 2008. Commercial real estate loans totaled $10.7 million, or 10.17% of the total loan portfolio at December 31, 2008.    Multi-family real estate loans totaled $2.0 million, or 1.89%, of the total loan portfolio at December 31, 2008.  On a limited basis, loans are originated that are not secured by real estate.

Loan Portfolio Composition.  The following table sets forth the composition of the Association’s loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of loans in process, the allowance for loan losses and net deferred fees.

	At December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans:
One- to four-family	$77,579	73.43%	$82,827	79.26%
Multi-family	1,994	1.89	1,343	1.29
Commercial	10,747	10.17	7,955	7.61
Construction	15,102	14.29	12,039	11.52
Total real estate loans	105,422	99.78	104,165	99.68

Other Loans:
Small Business Administration	-	-	67	0.06
Passbook or certificate	61	0.06	73	0.07
Home equity	117	0.11	144	0.14
Credit cards	51	0.05	48	0.05
Total other loans	229	0.22	332	0.32
Total loans	105,651	100%	104,496	100.00%

Less:
Loans in process	7,084		2,646
Allowance for loan losses	191		202
Deferred loan fees	135		165
	7,410		3,013
Total loans receivable, net	$98,241		$101,483

Maturity of Loan Portfolio.  The following table shows the remaining contractual maturity of loans at December 31, 2008.  The table does not include the effect of possible prepayments or due on sale clause payments.

	One- to Four- Family	Multi-Family	Commercial Real Estate	Construction	Passbook or Certificate	Home Equity	Credit Cards	TOTAL
One year or less	$48	$5	$-	$10,264	$61	$-	$51	$10,429

After one year:
More than 1 to 3 years	585	116	3,269	4,838	-	-	-	8,808
More than 3 to 5 years	743	-	2,939	-	-	117	-	3,799
More than 5 to 10 years	15,072	313	572	-	-	-	-	15,957
More than 10 to 20 years	16,952	1,110	1,461	-	-	-	-	19,523
More than 20 years	44,179	450	2,506	-	-	-	-	47,135
Total due after one year	77,531	1,989	10,747	4,838	-	117	-	95,222

Total loans	77,579	1,994	10,747	15,102	61	117	51	105,651

Less:
Loans in process	-	-	-	7,084	-	-	-	7,084
Allowance for loan losses	100	5	27	53	-	-	6	191
Deferred loan fees	100	8	22	6	-	(1)	-	135

Total loans receivable, net	$77,379	$1,981	$10,698	$7,959	$61	$118	$46	$98,241

The total amount of loans due after December 31, 2009 that have fixed interest rates is $81.8 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $13.4 million.

One- to Four-Family Residential Loans. The Association’s primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in Brooklyn, Queens and Long Island, New York.  At December 31, 2008, approximately $77.6 million, or 73.43% of our loan portfolio, consisted of one- to-four family residential loans.  Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%.  The Association will not make loans with a loan-to-value ratio in excess of 95% for loans secured by single family homes and 90% for loans secured by two-to four-family properties.  Fixed-rate loans are originated for terms of 15 and 30 years.  At December 31, 2008, the Association’s largest loan secured by one- to four-family real estate had a principal balance of $986,000 and was secured by a one-family residence.  This loan was performing in accordance with its terms.

The Association also offers adjustable-rate mortgage loans with one, two, three and five year adjustment periods based on changes in a designated United States Treasury index.  During the year ended December 31, 2008, the Association originated one adjustable rate mortgage for $532,000. The adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points. Adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower.  At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by the loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates.  At December 31, 2008, $2.9 million, or 3.80% of the Association’s one- to four-family residential loans had adjustable rates of interest.

All one- to four-family residential mortgage loans that the Association originates include “due-on-sale” clauses, which give the Association the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated.  For all loans, the Association utilizes outside independent appraisers approved by the board of directors.  All borrowers are required to obtain title insurance.  The Association also requires homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled approximately $2.0 million, or 1.89%, of the total loan portfolio at December 31, 2008.  Multi-family real estate loans generally are secured by rental properties (including walk-up apartments).  Substantially all multi-family real estate loans are secured by properties located within the Association’s lending area.  At December 31, 2008, the Association had eight multi-family loans with an average principal balance of $249,000, and the largest multi-family real estate loan had a principal balance of $597,000.  All of the loans secured by multi-family real estate properties are performing in accordance with their terms.  Multi-family real estate loans generally are offered with adjustable interest rates that adjust after one or three years.  Multi-family loans are originated for terms of up to 15 years.  Multi-family real estate loan adjustments are tied to the prime rate as reported in The Wall Street Journal.

The Association considers a number of factors in originating multi-family real estate loans.  Management evaluates the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan.  When evaluating the qualifications of the borrower, management considers the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with the Association and other financial institutions.  In evaluating the property securing the loan, the factors considered include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 125% of the monthly debt service, and the ratio of the loan amount to the appraised value of the mortgaged property.  Multi-family real estate loans are originated in amounts up to 75% of the appraised value of the mortgaged property securing the loan.  All multi-family loans are appraised by outside independent appraisers approved by the board of directors. An environmental inspection, performed by an independent environmental engineer approved by the board of directors, may be required on certain loans.  Personal guarantees may be obtained from multi-family real estate borrowers.

Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances.  This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by multi-family real estate typically depends upon the successful operation of the real estate property securing the loan.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Commercial Real Estate Loans. At December 31, 2008, $10.7 million, or 10.17% of the total loan portfolio consisted of commercial real estate loans.  Commercial real estate loans are secured by office buildings, mixed use properties and other commercial properties.  The Association generally originates adjustable rate commercial real estate loans, as well as balloon maturity loans, with maximum terms of up to 15 years.  The maximum loan-to-value ratio of commercial real estate loans is 75%.  At December 31, 2008, the Association had 26 commercial real estate loans with an average outstanding balance of $413,000.  At December 31, 2008, the Association’s largest loan secured by commercial real estate consisted of a $1.5 million participation in a $3.7 million loan secured by non-residential property. At December 31, 2008, this loan was performing in accordance with its terms.  At December 31, 2008, all of the loans secured by commercial real estate were performing in accordance with their terms.

The Association considers a number of factors in originating commercial real estate loans.  Management evaluates the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan.  When evaluating the qualifications of the borrower, management considers the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with the Association and other financial institutions.  In evaluating the property securing the loan, the factors management considered include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 125% of the monthly debt service, and the ratio of the loan amount to the appraised value of the mortgaged property.   All commercial loans are

appraised by outside independent appraisers approved by the board of directors. An environmental inspection is performed by an independent environmental engineer approved by the board of directors.    Personal guarantees may be obtained from commercial real estate borrowers.

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

Construction Loans.  At December 31, 2008, $15.1 million, or 14.29% of the Association’s total loan portfolio consisted of construction loans.  Construction loans are originated by a mortgage brokerage company or another financial institution, which makes the initial contact with the potential borrower and forwards a completed loan application which is reviewed to determine whether the applicant satisfies the Association’s underwriting criteria.  If accepted, the loan is closed in the name of the mortgage broker who simultaneously assigns the mortgage to the Association.  The Association then funds the construction loan in accordance with its terms. Construction loans may also be originated by the Association. The Association currently offers adjustable- rate residential construction loans for the construction of owner-occupied, single-family residences. These loans generally are offered to borrowers who have a contract for construction of a single family residence on property they own at the time of the loan origination.  Construction loans are occasionally structured to become permanent mortgage loans once the construction is completed; however, in all instances permanent financing must be in place at the time the construction loan is originated. The Association also participates in construction loans with adjustable rates for the construction of multifamily and non-residential real estate.  At December 31, 2008, the largest construction loan was a $1.6 million participation of which $493,000 was advanced.  The loan was performing in accordance with its terms.  These loans have interest rates that adjust monthly.  Construction loans require the payment of interest only during the construction period.  Construction loans will generally be made in amounts of up to 75% of the appraisal value of the property, or the actual cost of the improvements.  Funds are disbursed in accordance with a schedule reflecting the completion of portions of the project.  At December 31, 2008, the Association’s construction loans are secured by properties located in Brooklyn, Queens, Long Island and Manhattan.

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

Other Loans.  The Association offers a variety of loans secured by real estate, or by property other than real estate.  These loans include loans secured by deposits, home equity loans, and credit cards secured by deposit accounts, as well as unsecured credit cards.  At December 31, 2008, these other loans totaled $230,000, or 0.22% of the total loan portfolio.

Origination and Servicing of Loans.  Historically, the Association has originated mortgage loans pursuant to underwriting standards that generally conform with the Fannie Mae and Freddie Mac guidelines.  Loan origination activities are primarily concentrated in Brooklyn, Queens and Long Island, New York, and properties securing real estate and construction loans are primarily located in Brooklyn and on Long Island.  New loans are generated primarily from walk-in customers, customer referrals, a network of mortgage brokers, and other parties with whom the Association does business, and from the efforts of employees and advertising.  Loan applications are underwritten and processed at the main office.  The Association services all loans that it originates.

The following table shows the loan originations, purchases, sales and repayment activities for the periods indicated.

	Years Ended December 31,
	2008	2007
	(In Thousands)

Beginning of period	$101,483	$106,230

Originations by Type:
Real estate:
One- to four-family	4,521	9,248
Multi-family	1,050	-
Commercial	3,079	225
Construction	-	35
Other loans:
Passbook or certificate	27	35
Home equity	-	15
Credit cards	134	156
Total originations	8,811	9,714

Purchases:
Real estate:
Commercial	-	-
Construction	6,103	3,083
Total purchases	6,103	3,083

Sales and Repayments:
Real estate:
One- to four-family	-	-
Total sales	-	-
Principal repayments	(18,197)	(17,589)
Total reductions	(18,197)	(17,589)
Increase in other items, net	41	45
Net decrease	(3,242)	(4,747)
Ending of period	$98,241	$101,483

Loan Approval Procedures and Authority.  The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  To assess the borrower’s ability to repay, the Association reviews the employment and credit history and information on the historical and projected income and expenses of mortgagors or if applicable, the historical and projected income and expenses of the property.  All loans up to $400,000 may be approved by the Association’s Senior Vice President of Lending. All loans in excess of $400,000 must be approved by the board of directors.  In addition, the board of directors ratifies all loans approved by management.

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

Non-performing Loans. At December 31, 2008, $827,000, or 0.84%, of the Association’s total loans were non-performing loans.

Non-performing Assets.  The table below sets forth the amounts and categories of the non-performing assets at the dates indicated.  Delinquent loans that are 90 days or more past due are generally considered non-performing assets.  During the periods presented, there were no troubled debt restructurings within the meaning of SFAS No. 114.

	At December 31,
	2008	2007
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$823	$3
Small Business Administration	-	67
Credit cards	4	5
Total	827	75

Accruing loans delinquent 90 days or more:
One- to four-family	-	2
Multi-family	-	-
Credit cards	-	-
Total	-	2

Total non-performing loans	$827	$77
Total as a percentage of total assets	0.55%	0.05%
Total as a percent of total loans	0.84%	0.08%

For the years ended December 31, 2008 and 2007, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $21,000 and $10,000, respectively.  No interest income was recognized on such loans subsequent to their non-accrual status for the years ended December 31, 2008 or 2007.

Delinquent Loans. The following table sets forth the loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	At December 31, 2008				At December 31, 2007
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real Estate loans:
One-to-four- family	-	$-	4	$823	2	$189	2	$5
Multi-family	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Total	-	-	4	823	2	189	2	5

Other loans:
Small Business Administration	-	-	-	-	-	-	1	67
Passbook or certificate	-	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-	-
Credit cards	-	-	6	4	-	-	4	5
Total other loans	-	-	6	4	-	-	5	72
Total delinquent loans	-	$-	10	$827	2	$189	7	$77

Delinquent loans to total loans		-%		0.84%		0.19%		0.08%

Classified Assets. Office of Thrift Supervision regulations and the Association’s Asset Classification Policy provide that loans and other assets considered to be of lesser quality be classified as “substandard,” “doubtful” or “loss” assets.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Management classifies an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention.  While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.

An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans.  General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances.

On the basis of management’s review of its assets, at December 31, 2008 the Association had classified $823,000 in one to four family residential loans and $4,000 in Visa credit card loans respectively, as substandard and $244,000 in one to four family residential loans as special mention. Although the payment status of the special mention loan is current as of December 31, 2008, this loan will continue to be closely monitored until it is determined that the loan no longer needs to be classified.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.  Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

The Association’s allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable.  Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions.  Management utilizes a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of the loan portfolio.  Management maintains a loan review system, which allows for a periodic review of the loan portfolio and the early identification of potential impaired loans.  Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers.  Specific loan loss allowances are established for identified losses based on a review of such information.  A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that the Association will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans identified as impaired are evaluated independently.  Management does not aggregate such loans for evaluation purposes.  Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable.  The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans.  Loans which are determined to be uncollectible are charged against the allowance.  While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions.  The allowance for loan losses as of December 31, 2008 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effected interest rate or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan that is evaluated for impairment is deemed to be impaired when, based on the current information and events, it is probable that the Association will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. The Association does not aggregate such loans for evaluation purposes. Payments received on impaired are applied to principal. The Association had no loans deemed to be impaired at December 31, 2008 and had one loan deemed to be impaired at December 31, 2007.

In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the allowance for loan losses.  The OTS may require that the Association recognize additions to the allowance based on its evaluation of information available to it at the time of the examination.

Allowance for Loan Losses.  The following table analyzes changes in the allowance for the periods presented.

	Years Ended December 31,
	2008	2007
	(Dollars In Thousands)

Balance at beginning of period	$202	$200

Charge-offs:
Small Business Administration	12	-
Student education	-	1
Credit cards	-	-
Total charge-offs	12	1

Recoveries	-	-

Net charge-offs	12	1
Additions charged to operations	1	3
Ending balance	$191	$202

Ratio of non-performing assets to total assets at the end of period	0.55%	0.05%

Ratio of net charge-offs during the period to loans outstanding during the period	0.012%	0.001%

Ratio of allowance for loan losses to loans outstanding	0.19%	0.20%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2008			2007
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
One- to four-family	$87	$77,579	73.43%	$101	$82,827	79.26%
Multi-family	5	1,994	1.89	3	1,343	1.29
Commercial	27	10,747	10.17	20	7,955	7.61
Construction	53	15,102	14.29	47	12,039	11.52
Small Business Administration	-	-	-	12	67	0.06
Passbook or certificate	-	61	0.06	-	73	0.07
Home equity	-	117	0.11	-	144	0.14
Credit cards	6	51	0.05	5	48	0.05
Unallocated	13	-	-	14	-	-
Total	$191	$105,651	100.00%	$202	$104,496	100.00%

Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio.  This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in the Association’s immediate market area.  First, loans are grouped by delinquency status.  All loans 90 days or more delinquent are evaluated individually, based primarily on the value of the collateral securing the loan.  Specific loss allowances are established as required by this analysis.  All loans for which a specific loss allowance has not been assigned are segregated by type and delinquency status and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant.  The allowance is allocated to each category of loan based on the results of the above analysis.  Small differences between the allocated balances and recorded allowances are reflected as unallocated to absorb losses resulting from the inherent imprecision involved in the loss analysis process.

This analysis process is inherently subjective, as it requires estimates that are susceptible to revisions as more information becomes available.  Although management believes that it has established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Investments

Investments and Mortgage-Backed Securities.  The Association’s investment portfolio at December 31, 2008 consisted of $1.5 million in Federal Home Loan Bank of New York stock and $5.1 million in other interest earning assets, consisting of deposits at other financial institutions and federal funds sold.  The investment policy objectives are to maintain liquidity within the guidelines established by the board of directors.

The following table sets forth the carrying value of the investment portfolio at the dates indicated.  The Federal Home Loan Bank stock has no stated maturity, and the interest-bearing deposits with other institutions are payable on demand.

	At December 31,
	2008		2007
	Carrying Value	% of Total	Carrying Value	% of Total

	(Dollars in Thousands)
Investment securities held to maturity (1):
Federal agency obligations	$-	-%	$6,491	58.26%
Total investment securities	-	-	6,491	58.26

Federal Home Loan Bank stock	1,522	23.10	1,513	13.58
Total investment securities and Federal Home Loan Bank stock	1,522	23.10	8,004	71.84

Other interest-earning assets:
Interest-earning deposits	2,967	45.03	687	6.17
Federal funds sold	2,100	31.87	2,450	21.99
Total interest-earning assets	5,067	76.90	3,137	28.16

Total	$6,589	100.00%	$11,141	100.00%
_________________________
(1)      Securities classified as held to maturity are reported at amortized cost.

The following table sets forth the composition of the mortgage-backed securities at the dates indicated.

	At December 31,
	2008		2007
	Carrying Value	% of Total	Carrying Value	% of Total

	(Dollars in Thousands)
Mortgage-backed securities held to maturity (1):
GNMA	$3,202	9.72%	$2,655	10.47%
FNMA	23,380	71.01	18,524	73.07
FHLMC	6,344	19.27	4,172	16.46
Total	$32,926	100.00%	$25,351	100.00%
_________________________
(1)      Mortgage-backed securities classified as held to maturity are reported at amortized cost.

The Association also invests in mortgage-backed securities, which are classified as held to maturity.  At December 31, 2008, the mortgage-backed securities portfolio totaled $32.9 million, or 22.0% of total assets, and consisted of $32.5 million in fixed-rate mortgage-backed securities guaranteed by GNMA (Government National Mortgage Association) or FNMA (Federal National Mortgage Association) or FHLMC (Federal Home Loan Mortgage Corporation), and $406,000 in adjustable rate mortgage-backed securities guaranteed by GNMA or FNMA or FHLMC.

The composition and maturities of the mortgage-backed securities portfolio as of December 31, 2008, are indicated in the following table.

	Due
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total Investment Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Market Value
	(Dollars In Thousands)

Mortgage-backed securities	$-	-%	$898	4.00%	$241	5.94%	$31,787	5.35%	$32,926	5.32%	$33,975

The following table shows mortgage-backed and repayment activities of the Association for the periods indicated. The Association did not sell any mortgage-backed and related securities during the periods indicated.

	Years Ended December 31,
	2008	2007
	(In Thousands)
Purchases:
Adjustable-rate	$-	$-
Fixed-rate	10,815	2,682
Total purchases	10,815	2,682

Principal repayments	(3,148)	(4,070)
(Amortization) accretion, net	(92)	12
Net increase (decrease)	$7,575	$(1,376)

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts offered allows the Association to be competitive in obtaining funds and responding to changes in consumer demand.  Based on experience, management believes the deposits in the Association are relatively stable.  However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits have been and will continue to be significantly affected by market conditions.  At December 31, 2008, $63.7 million, or 62.6% of deposit accounts were certificates of deposit, of which $49.5 million have maturities of one year or less.

Deposit Accounts.  The following table sets forth the dollar amount of deposits in the various types of deposit programs offered as of the dates indicated.

	At December 31,
	2008		2007
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in Thousands)
Demand deposits:
Non-interest-bearing	-%	$3,868	-%	$3,836
NOW	0.30	504	0.30	418
		4,372		4,254

Passbook and club accounts	0.34	33,588	0.34	34,693
Certificates of deposit	3.65	63,716	4.38	63,725
Total	2.40%	$101,676	2.83%	$102,672

Deposit Activity.  The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2008	2007
	(Dollars In Thousands)

Beginning balance	$102,672	$105,641
Net withdrawals	(3,482)	(5,846)
Interest credited on deposit accounts	2,486	2,877
Ending balance	$101,676	$102,672
Net decrease	$(996)	$(2,969)
Percent decrease	(0.97)%	(2.81)%

Certificates of Deposits.  The following table indicates the amount of Certificates of Deposit as of December 31, 2008, by time remaining until maturity.

	Three months or less	Over three months to six months	Over six months to twelve months	Over twelve months	Total
	(In Thousands)
Certificates of deposit:
Less than $100,000	$10,142	$9,594	$13,758	$9,907	$43,401
$100,000 or more	4,206	2,879	8,897	4,333	20,315
Total	$14,348	$12,473	$22,655	$14,240	$63,716

Time Deposit Maturity Schedule.  The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2008. (Dollars in thousands)

Quarter Ending	1.00% to 2.00%	2.01% to 3.00%	3.01 % to 4.00%	4.01% to 5.00%	5.01% to 6.00%	TOTAL
March 31, 2009	$1,673	$4,911	$3,220	$4,207	$337	$14,348
June 30, 2009	148	6,759	5,126	424	16	12,473
September 30, 2009	-	4,005	3,020	201	1,041	8,267
December 31, 2009	-	1,202	10,126	3,060	-	14,388
March 31, 2010	-	244	2,007	119	-	2,370
June 30, 2010	-	143	839	210	487	1,679
September 30, 2010	-	159	446	146	70	821
December 31, 2010	-	12	220	352	198	782
Thereafter	-	13	1,548	3,400	3,627	8,588

Total	$1,821	$17,448	$26,552	$12,119	$5,776	$63,716

Percentage of total	2.86%	27.38%	41.67%	19.02%	9.07%

Borrowings.  The Association may obtain advances from the Federal Home Loan Bank of New York upon the security of the common stock owned in the Federal Home Loan Bank and its qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met.  These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  All borrowings consisted solely of fixed interest rate advances from Federal Home Loan Bank of New York.  As of December 31, 2008, the outstanding amount of these advances totaled $28.6 million. See Note 9 to the Consolidated Financial Statements included hereto in Exhibit 13.

Subsidiary Activities

Office of Thrift Supervision regulations permit federal savings associations to invest in the capital stock, obligations or other specified types of securities of subsidiaries (referred to as “service corporations”) and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of the association’s assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes.  In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special purpose finance subsidiaries) in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association’s regulatory capital if the association’s regulatory capital is in compliance with applicable regulations.

Flatbush Federal has one active subsidiary, Flatbush REIT, Inc.  Flatbush REIT, Inc. was incorporated in 2001 as a special purpose real estate investment trust under New York law.  In recent periods, Flatbush Federal’s city and state income tax liability has been minimal.  Consequently, the impact of Flatbush REIT, Inc. on Flatbush Federal’s results of operations has been immaterial.  Flatbush REIT, Inc. holds a portion of our mortgage related assets.  At December 31, 2008, Flatbush REIT, Inc. held $10.5 million in loans.

FEDERAL AND STATE TAXATION

Federal Taxation

General.  Flatbush Federal Bancorp, Inc. and Flatbush Federal are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  Flatbush Federal’s tax returns have not been audited during the past five years.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Flatbush Federal Bancorp, Inc. or Flatbush Federal.

Method of Accounting.  For Federal income tax purposes, Flatbush Federal currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Flatbush Federal was permitted to establish a reserve for bad debts and to make annual additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at our taxable income.  Flatbush Federal was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return.  Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve).  Flatbush Federal had approximately $3.4 million of pre-1988 bad debt reserves that are subject to recapture.

As more fully discussed below, Flatbush Federal files a New York State franchise tax return.  New York State and New York City enacted legislation in 1996, which among other things, decoupled the Federal tax laws regarding thrift bad debt deductions and permits the continued use of the bad debt provisions that applied under federal law prior to the enactment of the 1996 Act.  Provided Flatbush Federal continues to satisfy certain definitional tests and other conditions, for New York State and New York City income tax purposes it is permitted to continue to use a reserve method for bad debt deductions.  The deductible annual addition to such reserves may be computed using a specific formula based on an institution’s loss history (the “experience method”) or a statutory percentage equal to 32% of its New York State and New York City taxable income (the “percentage method”) before bad debt deduction.

Taxable Distributions and Recapture.  Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Flatbush Federal failed to meet certain thrift asset and definitional tests.  Federal legislation has eliminated these thrift related recapture rules.

At December 31, 2008, our total federal pre-1988 base year reserve was approximately $3.4 million.  Under current law, pre-1988 base year reserves remain subject to recapture if Flatbush Federal makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.  In addition, New York State and New York City reserves for loan losses in the amount of $5,182,000 and $5,250,000, respectively, are also subject to similar recapture.

Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended (the “Code”), imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax.  Net operating losses can offset no more than 90% of AMTI.  Certain payments of AMT may be used as credits against regular tax liabilities in future years.  Flatbush Federal has not been subject to the AMT and has no AMT payments available as credits for carryover.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2008, Flatbush Federal had no net operating loss carry forwards for federal income tax purposes.

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

State Taxation

New York State Taxation.  Flatbush Federal Bancorp, Inc. and Flatbush Federal will report income on a calendar year basis to New York State.  New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 7.5% of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or (d) nominal minimum tax.  Entire net income is based on Federal taxable income, subject to certain modifications.  Alternative entire net income is equal to entire net income without certain modifications.

Personnel

As of December 31, 2008, the Company had 35 full-time employees and 3 part-time employees.  The employees are not represented by any collective bargaining group.  Management believes that the Company has good relations with its employees.

SUPERVISION AND REGULATION

General

The Association is examined and supervised by the Office of Thrift Supervision and subject to the regulation of the Federal Deposit Insurance Corporation.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating).  Under federal law, an institution may not disclose its CAMELS rating to the public. The Association also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System.  The Association also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters.  The Office of Thrift Supervision examines the Association and prepares reports for the consideration of its board of directors on any operating deficiencies.  The Association’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of the Association’s mortgage documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on Flatbush Federal Bancorp, Inc. and Flatbush Federal Savings and Loan Association and their operations.

Federal Banking Regulation

Business Activities.  A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision.  Under these laws and regulations, the Association may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets.  Certain types of lending, such as commercial and consumer loans, are subject to an aggregate limit calculated as a specified percentage of the Association’s capital or assets.  The Association also may establish subsidiaries that may engage in activities not otherwise permissible for the Association, including real estate investment and securities and insurance brokerage.

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

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

At December 31, 2008, the Association’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2008, the Association was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, the Association is subject to a qualified thrift lender, or “QTL,” test.  Under the QTL test, the Association must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine of the most recent 12 month period.  “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

“Qualified thrift investments” includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets.  “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans.  The Association also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions.  At December 31, 2008, the Association maintained approximately 88.73% of its portfolio assets in qualified thrift investments.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account.  A savings association must file an application for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years;

•	the association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity.  A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws.  All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods.  In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the association’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.  The Association received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  A federal savings association’s authority to engage in transactions with its “affiliates” is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”).  The term “affiliates” for these purposes generally means any company that controls, is controlled by, or is under common control with an institution.  Flatbush Federal Bancorp, Inc. is an affiliate of Flatbush Federal Savings and Loan Association. In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates.  In addition, certain types of these transactions are restricted to an aggregate percentage of the association’s capital.  Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association.  In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

The Association’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Association’s capital.  In addition, extensions of credit in excess of certain limits must be approved by the Association’s board of directors.

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.  The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations.  For this purpose, a savings association is placed in one of the following five categories based on the association’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for an association that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” the performance of which must be guaranteed by any company controlling the association up to specified limits.  In addition, numerous mandatory supervisory actions become immediately applicable to the association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions.  The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2008, the Association met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts in the Association are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  However, pursuant to its statutory authority, the Board of Directors of the Federal Deposit Insurance Corporation recently increased the deposit insurance available on deposit accounts to $250,000 effective until December 31, 2009.

The FDIC imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it will do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratio to its required level of 1.15 percent within five years. On February 27, 2009, the FDIC took action to extend the restoration plan horizon to seven years.

The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments that improve how the assessment system differentiates for risk. Currently, most banks are in the best risk category and pay anywhere from 12 to 14 cents per $100 of deposits for insurance. Under the final rule, banks in this category will pay initial base rates ranging from 12 to 16 cents per $100 on an annual basis, beginning on April 1, 2009.

The FDIC also adopted an interim rule imposing an emergency special assessment of 20 basis points on the industry on June 30, 2009. The assessment is to be collected on September 30, 2009. The cost of this special assessment is anticipated to be up to approximately $230,000. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. While the interim rule imposing the special assessment is final, the FDIC has indicated a willingness to decrease the special assessment under certain circumstances concerning the overall financial health of the insurance fund. No determination has been made to date to decrease the amount of the special assessment.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of the Association’s deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended September 30, 2008, the annualized FICO assessment was equal to 1.12 basis points for each $100 in domestic deposits maintained at an institution.

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, under which any participating depository institution would be able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount.  Under the program, effective December 5, 2008, insured depository institutions that have not opted out of the Temporary Liquidity Guarantee Program will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments.  The Association opted in to the FDIC Temporary

Liquidity Guaranty Program.  The Association chose not to participate in the Department of Treasury’s Capital Purchase Program.

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

Federal Home Loan Bank System.  The Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member, the Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater.  As of December 31, 2008, Flatbush Federal was in compliance with this requirement.

The dividend yield from Federal Home Loan Bank stock was 6.55% for the year ended December 31, 2008.  The Federal Home Loan Bank of New York paid quarterly dividends in 2008 and 2007 totaling $94,000 and $118,000, respectively.  No assurance can be given that it will pay any dividends in the future.

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2008, Flatbush Federal was in compliance with these reserve requirements.

The USA PATRIOT Act

In response to the events of September 11, 2001, Congress enacted in 2001 the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the “USA PATRIOT Act,” which was signed into law on October 26, 2001.  The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Act”) contains a range of corporate accounting and reporting reforms that are intended to address corporate and accounting fraud.  In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients.  Any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee.  In addition, the Act makes certain changes to the requirements for audit partner rotation after a period of time.  The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.  In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct.  Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted.  In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors.  The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates.  The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations.  Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.”  Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer.  In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term will be defined by the Securities and Exchange Commission) and if not, why not.  Under the Act, a company’s registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date.  The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading.  The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders.  The Act requires the company’s registered public accounting firm that issues the audit report to attest to and report on the company’s internal controls.

Management has incurred certain costs and continues to evaluate the estimated cost of ongoing compliance with the Sarbanes-Oxley Act.

Holding Company Regulation

General.  Flatbush Federal Bancorp, MHC and Flatbush Federal Bancorp, Inc. are nondiversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act.  As such, Flatbush Federal Bancorp, MHC and Flatbush Federal Bancorp, Inc. are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements.  In addition, the Office of Thrift Supervision has enforcement authority over Flatbush Federal Bancorp, Inc. and Flatbush Bancorp MHC, and their subsidiaries.  Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.  As federal corporations, Flatbush Federal Bancorp, Inc. and Flatbush Federal Bancorp, MHC are generally not subject to state business organization laws.

Permitted Activities.  Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Flatbush Federal Bancorp, Inc. may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director of the Office of Thrift Supervision, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director.  If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Flatbush Federal Bancorp, Inc. and Flatbush Federal Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

Waivers of Dividends by Flatbush Federal Bancorp, MHC.  Office of Thrift Supervision regulations require Flatbush Federal Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Flatbush Federal Bancorp, Inc.  The Office of Thrift

Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations.  We anticipate that Flatbush Federal Bancorp, MHC will waive dividends paid by Flatbush Federal Bancorp, Inc. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Flatbush Federal Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Flatbush Federal Bancorp, MHC converts to stock form.

Conversion of Flatbush Federal Bancorp, MHC to Stock Form.  Office of Thrift Supervision regulations permit Flatbush Federal Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”).  There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction.  In a Conversion Transaction, a new holding company would be formed as the successor to Flatbush Federal Bancorp, Inc. (the “New Holding Company”), Flatbush Federal Bancorp, MHC’s corporate existence would end, and certain depositors of Flatbush Federal would receive the right to subscribe for additional shares of the New Holding Company.  In a Conversion Transaction, each share of common stock held by stockholders other than Flatbush Federal Bancorp, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Flatbush Federal Bancorp, Inc. immediately prior to the Conversion Transaction.  Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by Flatbush Federal Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Flatbush Federal Bancorp, MHC converts to stock form.  The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of Act (“EESA”) was enacted on October 3, 2008.  EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program (“TARP”).  EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the Federal Deposit Insurance Corporation’s (the “FDIC”) ability to borrow from the Treasury during this period.  The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments.  EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Program under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies.  Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.  The Company did not participate in the Capital Purchase Program.

Federal Securities Laws

Flatbush Federal Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934.  Flatbush Federal Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

Executive Officers of the Company

Listed below is information, as of December 31, 2008, concerning the Company’s executive officers.  There are no arrangements or understandings between the Company and any of the persons named below with respect to which he was or is to be selected as an officer.

Name	Age	Position and Term

Jesus R. Adia	55	President and Chief Executive Officer

John S. Lotardo	47	Chief Financial Officer and Controller

Availability of Annual Report on Form 10-K

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s Public Reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on its public reference room. In addition, our SEC filings are available to the public at the SEC’s web site at http://www.sec.gov and on the website at http://www.flatbush.com.  The Company has included the SEC’s web address and our web address as inactive textual references only.

ITEM 1A.     RISK FACTORS

A smaller reporting company is not required to provide the information required of this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information required of this item.

ITEM 2. PROPERTIES

Properties

The following table provides certain information with respect to our offices as of December 31, 2008:

Location	Leased or Owned	Year Acquired or Leased
Main Office 2146 Nostrand Avenue Brooklyn, NY 11210	Owned	1963
Branch Office 6410 18th Avenue Brooklyn, NY 11204	Owned	2005
Branch Office 518 Brighton Beach Avenue Brooklyn, NY 11235	Leased	1976

The net book value of our premises, land and equipment was approximately $2.6 million at December 31, 2008.

ITEM 3. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business.  At December 31, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

The Company’s Common Stock is traded on the Over-The-Counter Bulletin Board under the symbol “FLTB.”

As of December 31, 2008, there were 2,799,657 shares of Company common stock issued and 2,737,907 common shares outstanding and approximately 514 stockholders of record.  Of the total outstanding shares 1,484,208 were held by Flatbush Federal Bancorp, MHC and 1,237,907 were held by other shareholders.

The following table sets forth the range of the high and low bid prices of the Company’s Common Stock since December 31, 2008, and is based upon information provided on the Yahoo Finance website.  The Company declared 10% stock dividends on February 23, 2006 and March 22, 2005. The Company has never issued a cash dividend.

	Prices of Common Stock
	High	Low
Calendar Quarter Ended

December 31, 2008	$4.80	$2.50
September 30, 2008	$6.00	$4.00
June 30, 2008	$6.05	$4.50
March 31, 2008	$6.00	$5.20
December 31, 2007	$6.55	$4.80
September 30, 2007	$7.25	$5.50
June 30, 2007	$7.75	$6.50
March 31, 2007	$7.95	$7.25

December 31, 2006	$8.17	$7.55

Set forth below is information, as of December 31, 2008 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price (2)	Number of Securities Remaining Available For Issuance Under Plan
Equity compensation plans approved by stockholders	190,401 (1)	$ 9.71	---
Equity compensation plans not approved by stockholders	---	---	---
Total	190,401	$ 9.71	---
(1)
Consists of (i) options to purchase 139,739 shares of common stock under the 2004 Plan and (ii) 50,662 shares of common stock under the 2004 Plan.  The shares reflect the 10% stock dividends granted to all stockholders on April 25, 2005 and March 29, 2006.

(2)	The weighted average exercise price, following the 10% stock dividends of April 25, 2005 and March 29, 2006, reflects the exercise price of $9.71 per share for options granted under the 2004 Plan.

On June 30, 2005, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. On August 30, 2007, the Company approved a second stock repurchase program and authorized  the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of December 31, 2008, 60,410 total shares have been repurchased by the Company. For the quarter ending December 31, 2008, 6,690 shares were repurchased. These total repurchased shares do not include the stock dividend shares of 1,340 which, along with the repurchased shares, are held as treasury stock.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2008 through October 31, 2008	-	$-	53,720	46,280
November 1, 2008 through November 30, 2008	3,000	3.63	56,720	43,280
December 1, 2008 through December 31, 2008	3,690	3.56	60,410	39,590

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required of this item.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to our Annual Report to Shareholders.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required of this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to our Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEMS 9A(T).      CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them in a timely manner to material information relating to us (or our consolidated subsidiary) required to be included in our periodic SEC filings.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Company and subsidiary is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Our internal control over financial reporting including policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections on any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2008 is effective using these criteria.  This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)           Changes in Internal Controls over Financial Reporting.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Code of Ethics may be accessed on the Company’s website at www.flatbush.com.

Information concerning Directors of the Company is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically in the section captioned “Proposal I—Election of Directors.”  In addition, see “Executive Officers of the Company” in Item 1 for information concerning our executive officers.  Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from our Proxy Statement, specifically captioned as “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information regarding the Company’s Audit Committee is incorporated herein by reference from our Proxy Statement, specifically captioned as “Audit Committee.”

ITEM 11.     EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof.”

Information regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Stock Option Plan.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Auditors.”

PART IV

ITEM 15. EXHIBITS

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition at December 31, 2008 and 2007

•	Consolidated Statements of Income for the Years Ended December 31, 2008 and 2007

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008 and 2007

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

•	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

3.1	Federal Stock Charter of Flatbush Federal Bancorp, Inc.*

3.2	Bylaws of Flatbush Federal Bancorp, Inc., as amended.*

4	Form of common stock certificate of Flatbush Federal Bancorp, Inc.*

10.1	Deferred Compensation Plan for Anthony J. Monteverdi*

10.2	Flatbush Federal Savings & Loan Association Amended and Restated Directors Retirement Plan

10.3	Employee Stock Ownership Plan*

10.4	Amended and Restated Employment Agreement for Jesus R. Adia

10.5	Amended and Restated Employment Agreement for John S. Lotardo

10.6	Amended and Restated Executive Supplemental Retirement Income Agreement for Jesus R. Adia

10.7	Amended and Restated Executive Supplemental Retirement Income Agreement for John S. Lotardo

13	Annual Report to Stockholders

21	Subsidiaries of the Registrant

23	Consent of Beard Miller Company LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________
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

Flatbush Federal Bancorp, Inc.

Date:	March 31, 2009	By:	/s/ Jesus R. Adia
Jesus R. Adia
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jesus R. Adia	By:	/s/ John S. Lotardo
	Jesus R. Adia		John S. Lotardo, Chief Financial Officer
	Chairman of the Board		and Controller
	President and Chief Executive Officer		(Principal Accounting Officer)
(Principal Executive Officer)

Date:	March 31, 2009	Date:	March 31, 2009

By:	/s/ D. John Antoniello	By:	/s/ Michael J. Lincks
	D. John Antoniello		Michael J. Lincks
	Director		Director

Date:	March 31, 2009	Date:	March 31, 2009

By:	/s/ Patricia A. McKinley	By:	/s/ Alfred S. Pantaleone
	Patricia A. McKinley		Alfred S. Pantaleone
	Director		Director

Date:	March 31, 2009	Date:	March 31, 2009

By:	/s/ Charles J. Vorbach
Charles J. Vorbach
Director

Date:	March 31, 2009

EXHIBIT INDEX

3.1	Federal Stock Charter of Flatbush Federal Bancorp, Inc.*

3.2	Bylaws of Flatbush Federal Bancorp, Inc.*

4	Form of common stock certificate of Flatbush Federal Bancorp, Inc.*

10.1	Deferred Compensation Plan for Anthony J. Monteverdi*

10.2	Flatbush Federal Savings & Loan Association Amended and Restated Directors Retirement Plan

10.3	Employee Stock Ownership Plan*

10.4	Amended and Restated Employment Agreement for Jesus R. Adia

10.5	Amended and Restated Employment Agreement for John S. Lotardo

10.6	Amended and Restated Executive Supplemental Retirement Income Agreement for Jesus R. Adia

10.7	Amended and Restated Executive Supplemental Retirement Income Agreement for John S. Lotardo

13	Annual Report to Stockholders

21	Subsidiaries of the Registrant

23	Consent of Beard Miller Company LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________________
*
Incorporated by reference to the Registration Statement on Form SB-2 of Flatbush Federal Bancorp, Inc. (file no. 333-106557), originally filed with the Securities and Exchange Commission on June 27, 2003.