Form 10-Q
period 2009-03-31
FLATBUSH FEDERAL BANCORP INC
filed 2009-05-15
CIK 1243496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
As of  May 14, 2009  the Registrant had outstanding 2,736,907 shares of common stock.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

INDEX

Index

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
ASSETS	2009	2008

Cash and amounts due from depository institutions	$2,126,213	$2,611,611
Interest earning deposits in other banks	4,758,770	2,966,877
Federal Funds sold	2,150,000	2,100,000
Cash and cash equivalents	9,034,983	7,678,488

Mortgage-backed securities held to maturity; fair value of $34,296,917 in (2009) and $33,975,054 in (2008)	32,939,771	32,926,053
Loans receivable, net of allowance for loan losses of $187,439 in (2009) and $190,630 in (2008)	98,540,041	98,240,898
Premises and equipment	2,572,259	2,,616,747
Federal Home Loan Bank of New York stock	1,367,400	1,521,600
Accrued interest receivable	606,739	617,235
Bank owned life insurance	4,099,970	4,060,415
Other assets	1,919,010	1,989,544
Total assets	$151,080,173	$149,650,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$4,442,314	$3,868,320
Interest bearing	103,341,321	97,807,392
Total Deposits	107,783,635	101,675,712
Federal Home Loan Bank of New York advances	25,165,397	28,592,884
Advance payments by borrowers for taxes and insurance	612,577	764,797
Other liabilities	2,498,739	3,983,403
Total liabilities	136,060,348	135,016,796
Stockholders’ equity:
Preferred stock $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	---	---
Common stock $0.01 par value; authorized 9,000,000 shares; issued (2009 and 2008) 2,799,657 shares; outstanding (2009) 2,736,907 and (2008) 2,737,907 shares	27,998	27,998
Paid-in capital	12,531,325	12,514,942
Retained earnings	5,478,679	5,154,812
Unearned employees’ stock ownership plan (ESOP) shares	(505,013)	(513,731)
Treasury stock, 62,750, (2009) and 61,750, (2008) shares	(446,534)	(442,984)
Accumulated other comprehensive loss	(2,066,630)	(2,106,853)
Total stockholders’ equity	15,019,825	14,634,184

Total liabilities and stockholders’ equity	$151,080,173	$149,650,980

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Interest Income
Loans, including fees	$1,546,198	$1,572,501
Mortgage-backed securities	454,555	343,243
Investments	11,151	103,196
Other interest earning assets	1,919	44,791
Total interest income	2,013,823	2,063,731

Interest Expense
Deposits	599,251	714,231
Borrowings	259,135	309,519
Total interest expense	858,386	1,023,750

Net Interest Income	1,155,437	1,039,981
Provision for loan losses	-	-
Net interest income after provision for loan losses	1,155,437	1,039,981

Non-interest income
Fees and service charges	25,007	26,878
BOLI income	39,555	39,195
Other	740	465
Total non-interest income	65,302	66,538

Non-interest expenses
Salaries and employee benefits	130,493	570,109
Net occupancy expense of premises	115,558	126,537
Equipment	127,777	124,480
Directors’ compensation	43,454	42,572
Professional fees	90,200	82,441
Other insurance premiums	35,581	36,738
Other	138,913	119,047
Total non-interest expenses	681,976	1,101,924

Income before income taxes	538,763	4,595
Income taxes	214,896	2,466

Net income	$323,867	$2,129

Net income per common share – Basic and diluted	$0.12	$0.001
Weighted average number of shares outstanding – Basic and diluted	2,660,218	2,643,551

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2009	2008

Net Income	$323,867	$2,129

Other comprehensive income,
net of income taxes:
Benefit Plans	69,170	28,460
Deferred income taxes	(28,947)	(12,570)
	40,223	15,890

Comprehensive income	$364,090	$18,019

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
	2009	2008
Cash flow from operating activities:
Net income	$323,867	$2,129
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	46,024	45,525
Net (accretion) amortization of (discounts), premiums and deferred loan fees and costs	(1,615)	(44,064)
ESOP shares committed to be released	4,539	6,804
MRP amortization	10,146	10,146
Stock option amortization	10,416	10,416
Decrease in accrued interest receivable	10,496	91,696
Increase in cash surrender value of BOLI	(39,555)	(39,195)
Decrease in other assets	41,587	33,431
Decrease in other liabilities	(1,415,494)	(2,570)
Net cash (used in) provided by operating activities	(1,009,589)	114,318

Cash flow from investing activities:
Proceeds from calls and maturities of investment securities held to maturity	-	2,500,000
Principal repayments on mortgage-backed securities held to maturity	903,692	1,234,668
Purchases of mortgage-backed securities held to maturity	(905,604)	(493,108)
Purchases of loan participation interests	(1,030,417)	(407,093)
Net change in loans receivable	721,083	3,948,533
Additions to premises and equipment	(1,536)	(1,975)
Redemption of Federal Home Loan Bank of New York stock	154,200	126,300
Net cash (used in) provided by investing activities	(158,582)	6,907,325

Cash flow from financing activities:
Net increase (decrease) in deposits	6,107,923	(93,802)
Advances from Federal Home Loan Bank of New York	-	2,000,000
Repayment of advances from Federal Home Loan Bank of New York	(1,427,487)	(2,807,309)
Net change to short-term borrowings	(2,000,000)	(2,000,000)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(152,220)	250,100
Purchase of treasury stock	(3,550)	-
Net cash provided by (used in) financing activities	2,524,666	(2,651,011)
Net increase in cash and cash equivalents	1,356,495	4,370,632
Cash and cash equivalents – beginning	7,678,488	4,967,580

Cash and cash equivalents – ending	$9,034,983	$9,338,212
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$862,918	$1,030,365
Income taxes	$173,050	$400

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results which may be expected for the entire year.

NOTE 3.  NET INCOME PER COMMON SHARE

Net income per common share was computed by dividing net income for the three months ended March 31, 2009 and 2008 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP.  Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. At and for the three months ended March 31, 2009, there was no dilutive effect of stock options.

NOTE 4.  CRITICAL ACCOUNTING POLICIES

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

Index

NOTE 5.  RETIREMENT PLANS – COMPONENTS OF  NET PERIODIC PENSION COST

Periodic pension expense was as follows:

	Three months ended
	March 31,
	2009	2008

Service Cost	$18,391	$24,151
Interest Cost	77,553	82,145
Expected return on assets	(68,126)	(104,895)
Amortization of past service cost	(15,799)	(15,799)
Amortization of unrecognized net loss	79,019	36,497
Curtailment Credit	(507,058)	-
Net periodic benefit (credit) cost	$(416,020)	$22,099

Periodic pension expense for other plans was as follows:

	Three months Ended
	March 31,
	2009	2008

Service Cost	$4,344	$4,191
Interest Cost	17,711	20,813
Amortization of unrecognized transition obligation	-	1,134
Amortization of past service cost	5,278	5,278
Amortization of unrecognized net loss	672	1,350
Net periodic benefit cost	$28,005	$32,766

NOTE 6. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The Association adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  As such, the Corporation only partially adopted the provisions of SFAS 157, and began to account and report for non-financial assets and liabilities in 2009.  In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to the Company’s March 31, 2009 consolidated financial statements.  The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the consolidated financial statements.

Index

NOTE 6. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS CONT’D

SFAS 157 established a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1:  Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:  Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:  Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company had no financial assets which are required to be measured on a recurring or non-recurring basis at March 31, 2009.

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

FSP FAS 157-4

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-

Index

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FSP FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

Index

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

The Company’s total assets as of March 31, 2009 were $151.1 million compared to $149.7 million at December 31, 2008, an increase of $1.4 million, or 0.9%. Loans receivable increased $299,000, or 0.3%, to $98.5 million at March 31, 2009 from $98.2 million at December 31, 2008.  Included in the increase of loans receivable was a $20,000 inter-company loan issued by Flatbush Federal Bancorp Inc. on March 16, 2009 to Flatbush Federal Bancorp MHC. Mortgage-backed securities increased $14,000,  or 0.01%, to $32.9 million at March 31, 2009 from $32.9 million as of December 31, 2008. Cash and cash equivalents increased $1.3 million, or 16.9%, to $9.0 million at March 31, 2009 from $7.7 million at December 31, 2008.

           Total deposits increased $6.1 million, or 6.0%, to $107.8 million at March 31, 2009 from $101.7 million at  December 31, 2008.  As of March 31, 2009, borrowings from the Federal Home Loan Bank of New York (“FHLB”) were $25.2 million compared to $28.6 million as of December 31, 2008, a decrease of $3.4 million, or 11.9%.

Total stockholders’ equity increased $386,000 to $15.0 million at March 31, 2009 from $14.6 million at December 31, 2008.

On August 30, 2007, the Company approved a stock repurchase program and authorized  the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock. Stock repurchases are made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions.  Repurchased stock will be held as treasury stock and will be available for general corporate purposes.  During the quarter ended March 31, 2009, the Company repurchased a total of 1,000 shares. As of March 31, 2009, under the current program, 12,750 shares were repurchased at a weighted average price of $4.44 per share.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and March 31, 2008

General.   Net income increased by $322,000, to $324,000 for the quarter ended March 31, 2009 from $2,000 for the same quarter in 2008.  The increase in net income for the quarter was primarily due to decreases of $420,000 in non-interest expense, $115,000 in interest expense on deposits, and $50,000 in interest expense on borrowings from the FHLB. These decreases were partially offset by decreases of $50,000 in total interest income, $1,000 in non-interest income and an increase of $212,000 in income taxes.

On February 26, 2009, the Company froze its defined benefit pension plan effective March 31, 2009.  The freezing of the Plan is consistent with ongoing cost reduction strategies.  The changes included a discontinuation of accrual of future service cost in the defined benefit pension plan and fully preserving retirement benefits that employees have earned as of March 31, 2009. As a result of freezing the plan, the Company recognized a pre-tax curtailment credit of $416,000, net of actuarial expenses, ($230,000 net of taxes), in the quarter ended March 31, 2009.

Index

Interest Income.  Total interest income decreased $50,000, or 2.4%, to $2.0 million for the quarter ended March 31, 2009 from $2.1 million for the quarter ended March 31, 2008. The decrease in interest income can be primarily attributed to a lower average yield partially offset by a higher interest earning asset base.  For the three months ended March 31, 2009, the average balance of $140.6 million in interest-earning assets earned an average yield of 5.73% compared to an average yield of 6.05% on an average balance of $136.4 million for the three months ended March 31, 2008.

Interest income on loans decreased $26,000, or 1.7%, to $1.5 million for the quarter ended March 31, 2009 from $1.6 million for the same quarter in 2008.  The average balance of loans decreased $559,000 to $98.3 million for the quarter ended March 31, 2009 from $98.9 million for the quarter ended March 31, 2008.  The average yield on loans decreased by seven basis points to 6.29% for the quarter ended March 31 2009 from 6.36% for the quarter ended March 31, 2008.

Interest income on mortgage-backed securities increased $112,000, or 32.7%, to $455,000 for the quarter ended March 31, 2009 from $343,000 for the quarter ended March 31, 2008.  The average balance of mortgage-backed securities increased $8.3 million, or 33.2%, to $33.3 million for the quarter ended March 31, 2009 from $25.0 million for the quarter ended March 31, 2008.  The average yield decreased by three basis points to 5.46% for the quarter ended March 31, 2009 from 5.49% for the same period in 2008.

Interest income on investment securities decreased $92,000, or 89.3%, to $11,000 for the quarter ended March 31, 2009 from $103,000 for the quarter ended March 31, 2008. The average balance of investment securities decreased by $4.4 million, or 75.9%, to $1.4 million for the quarter ended March 31, 2009 from $5.8 million for the quarter ended March 31, 2008.  The average yield on investment securities decreased 392 basis points to 3.21%, primarily due to a lower dividend received on FHLB stock, for the quarter ended March 31, 2009 from an average yield of 7.13% for the quarter ended March 31, 2008.

Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold, decreased $43,000, or 95.6%, to $2,000 for the quarter ended March 31, 2009 from $45,000 for the quarter ended March 31, 2008.   The average yield on other interest earning assets decreased by 257 basis points to 0.10% for the quarter ended March 31, 2009 from 2.67% for the quarter ended March 31, 2008 primarily due to the decline in interest rates on interest-earning deposits and federal funds sold. As a partial offset, the average balance of other interest earning assets increased $835,000, or 12.5%, to $7.5 million for the quarter ended March 31, 2009 from $6.7 million for the quarter ended March 31, 2008.

Interest Expense.   Total interest expense, comprised of interest expense on deposits and interest expense on FHLB borrowings, decreased $165,000, or 16.2%, to $858,000 for the quarter ended March 31, 2009 from $1.0 million for the quarter ended March 31, 2008. The average cost of interest-bearing liabilities decreased by 61 basis points to 2.66% for the quarter ended March 31, 2009 from 3.27% for the quarter ended March 31, 2008.  The average balance of interest-bearing liabilities increased $3.6 million, or 2.9% to $128.8 million for the quarter ended March 31, 2009 from $125.2 million for the quarter ended March 31, 2008.

Interest expense on deposits decreased $115,000, or 16.1%, to $599,000 for the quarter ended March 31, 2009 from $714,000 for the quarter ended March 31, 2008.  The average cost of interest-bearing deposits decreased by 59 basis points to 2.32% for the quarter ended March 31, 2009 from 2.91% for the quarter ended March 31, 2008, reflecting the declining trend of interest rates on deposits.  As a partial offset, the average balance of interest-bearing deposits increased $5.0 million, or 5.1%, to $103.2 million for the quarter ended March 31, 2009 from $98.2 million for the quarter ended March 31, 2008.

Interest expense on FHLB borrowings decreased $50,000, or 16.2%, to $259,000 for the quarter ended March 31, 2009, from $309,000 for the quarter ended March 31, 2008.  The average balance of FHLB borrowings decreased $1.4 million, or 5.2%, to $25.6 million for the quarter ended March 31, 2009, from $27.0 million for the quarter ended March 31, 2008. The average cost of FHLB borrowings decreased by 54 basis points to 4.04% for the quarter ended March 31, 2009, from 4.58% for the quarter ended March 31, 2008.

Index

Net Interest Income.  Net interest income increased $115,000, or 11.1%, to $1.1 million for the quarter ended March 31, 2009 from $1.0 million for the same quarter in 2008.  The interest rate spread was 3.06% for the quarter ended March 31, 2009 compared to 2.78% for the quarter ended March 31, 2008, an increase of 28 basis points.  Interest margin for the quarter ended March 31, 2009 was 3.29% compared to 3.05% for the quarter ended March 31, 2008 an increase of 24 basis points.  The increase in interest rate spread and interest margin can be attributed primarily to the decrease in the average yield of interest-bearing deposits and FHLB borrowings, as well as the average balance of FHLB borrowings.

Provision for Loan Losses.  The Company establishes the provision for loan losses, which is charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on the evaluation of these factors, no provision was recorded for the three months ended March 31, 2009 and 2008.   The level of the allowance at March 31, 2009 is based on estimates, and the ultimate losses may vary from the estimates.  Non-performing loans increased to $891,000, or 0.59% of total assets as of March 31, 2009 from $79,000 or 0.05% of total assets as of March 31, 2008. As of March 31, 2009, the non-performing loans total included four 1-4 residential loans totaling $891,000 which, at quarter-end, did not warrant a specific provision for loan loss.

Non-Interest Income.  Non-interest income decreased $1,000, or 1.5%, to $65,000 for the quarter ended March 31, 2009 from $66,000 for the quarter ended March 31, 2008.  This was primarily attributable to a  decrease of $1,000 in fees and service charges.

Non-Interest Expenses.   Non-interest expenses decreased $420,000, or 38.1%, to $682,000 for the quarter ended March 31, 2009 from $1.1 million for the quarter ended March 31, 2008.  The net decrease of $420,000 in non-interest expenses is primarily attributable to decreases to salaries and employee benefits, net occupancy expense of premises and other insurance premiums, partially offset by increases to equipment expenses, directors’ compensation, professional fees and other expenses. Salaries and employee benefits decreased $440,000 to $130,000 for the three months ended March 31, 2009, from $570,000 for the three months ended March 31, 2008, primarily due to the pre-tax curtailment credit of $416,000, net of actuarial expenses, resulting from the freezing of the defined benefit pension plan.

The Company anticipates a significant increase in the cost of federal deposit insurance from current levels of five to seven basis points.  The FDIC has recently proposed to increase the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 and to between 10 and 14 basis points thereafter.  Assessment rates could be further increased if an institution’s FHLB advances exceed 15% of deposits.  The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts and senior unsecured debt of a bank or its holding company.  Institutions that did not opt out of the program, such as the Company, will be assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000 and 75 basis points of the amount of debt issued.

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

Income Tax Expense.  The provision for income taxes increased $212,000, to $215,000 for the quarter ended March 31, 2009 from $2,000 for the same quarter in 2008 primarily due to an increase in income before income taxes of $534,000.

Index

Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the “OTS”) regulations sufficient to ensure the Association’s safe and sound operation.  The Association’s liquidity averaged 9.32% during the month of March 2009.  The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities.  Net loans totaled $98.5 million and $98.2 million at March 31, 2009 and December 31, 2008, respectively.  Mortgage-backed securities held to maturity totaled $32.9 million at March 31, 2009 and December 31, 2008.  In addition to funding new loans and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities and maturities of investment securities.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits.  If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds.  At March 31, 2009, the Company had a borrowing limit of $73.1 million from the FHLB, of which $25.2 million was advanced. At December 31, 2008, advances from the FHLB totaled $28.6 million.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations.  At March 31, 2009, the Association had outstanding commitments to originate or purchase loans of $8.6 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2009, totaled $55.4 million.  Management believes that, based upon its experience and the Association’s deposit flow history, a significant portion of such deposits will remain with the Association.

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

Index

The following table sets forth the Association’s capital position at March 31, 2009, as compared to the minimum regulatory capital requirements:

	Actual		Minimal Capital Requirements		Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital	$16,258	20.51%	>$6,341	>8.00%	>$7,926	>10.00%
(to risk-weighted assets)

Tier 1 Capital	16,079	20.29%	> -	> -	>4,756	> 6.00%
(to risk-weighted assets)

Core (Tier 1) Capital	16,163	10.81%	> 5,982	>4.00%	>7,478	> 5.00%
(to adjusted total assets)

Tangible Capital	16,163	10.81%	> 2,243	>1.50%	>-	>-
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

Index

Net Portfolio Value

The Association’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association’s quarterly Thrift Financial Reports. The following table sets forth the Association’s NPV as of December 31, 2008, the most recent date the Association’s NPV was calculated by the OTS.

	Net Portfolio Value			Net Portfolio Value as a Percentage of Present Value of Assets
Change in Interest Rates (basis points)	Estimated NPV	Amount of Change	Percent of Change	NPV Ratio	Change in Basis Points
	(Dollars in Thousands)

+300	$11,432	$(5,750)	(33%)	7.77%	-324
+200	14,350	(2,832)	(16%)	9.50%	-151
+100	16,421	(761)	(4%)	10.65%	- 36
+ 50	16,930	(252)	( 1%)	10.90%	- 10
0	17,182	—	—	11.01%	—
- 50	17,117	(65)	-%	10.93%	- 8
-100	16,831	(351)	(2%)	10.74%	- 27

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

Index

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Company is not required to provide the information required of this item.

ITEM 4T. FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009 (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them in a timely manner to material information relating to us (or our consolidated subsidiary) required to be included in our periodic SEC filings.

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

Index

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2005, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. On August 30, 2007, the Company approved a second stock repurchase program and authorized  the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of March 31, 2009, 62,750 total shares have been repurchased by the Company. During the quarter ended March 31, 2009, one thousand shares were repurchased. These total repurchased shares do not include the stock dividend shares of 1,340 which, along with the repurchased shares, are held as treasury stock.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2009 through January 31, 2009	-	$ -	61,750	38,250
February 1, 2009 through February 28, 2009	1,000	3.50	62,750	37,250
March 1, 2009 through March 31, 2009	-	-	62,750	37,250

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

Index

ITEM 6. Exhibits

The following Exhibits are filed as part of this report.

3.1	Federal Stock Charter of Flatbush Federal Bancorp, Inc.*
3.2	Bylaws of Flatbush Federal Bancorp, Inc.*
4.0	Form of common stock certificate of Flatbush Federal Bancorp, Inc.
11.0	Computation of earnings per share
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*Incorporated by reference to the Registration Statement on Form SB-2 of Flatbush Federal Bancorp, Inc. (file no. 333-106557), originally filed with the Securities and Exchange Commission on June 27, 2003.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLATBUSH FEDERAL BANCORP, INC.

Date:	May 15, 2009	By:	/s/ Jesus R. Adia
Jesus R. Adia
President and
Chief Executive Officer

Date:	May 15, 2009	By:	/s/ John S. Lotardo
John S. Lotardo
Executive Vice President and Chief
Financial Officer