Form 10-Q
period 2009-06-30
FLATBUSH FEDERAL BANCORP INC
filed 2009-08-14
CIK 1243496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of  August 14, 2009  the Registrant had outstanding 2,736,907 shares of common stock.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

Index

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
ASSETS	2009	2008

Cash and amounts due from depository institutions	$2,394,434	$2,611,611
Interest earning deposits in other banks	4,354,901	2,966,877
Federal Funds sold	6,000,000	2,100,000
Cash and cash equivalents	12,749,335	7,678,488

Mortgage-backed securities held to maturity; fair value of $33,109,866 in (2009) and $33,975,054 in (2008)	31,949,753	32,926,053
Loans receivable, net of allowance for loan losses of $209,421 in (2009) and $190,630 in (2008)	101,868,635	98,240,898
Premises and equipment	2,530,865	2,616,747
Federal Home Loan Bank of New York stock	1,359,500	1,521,600
Accrued interest receivable	642,313	617,235
Bank owned life insurance	4,139,735	4,060,415
Other assets	2,085,562	1,989,544
Total assets	$157,325,698	$149,650,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$5,890,654	$3,868,320
Interest bearing	108,740,022	97,807,392
Total Deposits	114,630,676	101,675,712
Federal Home Loan Bank of New York advances	24,732,709	28,592,884
Advance payments by borrowers for taxes and insurance	367,955	764,797
Other liabilities	2,502,391	3,983,403
Total liabilities	142,233,731	135,016,796
Stockholders’ equity:
Preferred stock $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	---	---
Common stock $0.01 par value; authorized 9,000,000 shares; issued (2009 and 2008) 2,799,657 shares; outstanding (2009) 2,736,907 and (2008) 2,737,907 shares	27,998	27,998
Paid-in capital	12,547,821	12,514,942
Retained earnings	5,485,383	5,154,812
Unearned employees’ stock ownership plan (ESOP) shares	(496,294)	(513,731)
Treasury stock, 62,750, (2009) and 61,750, (2008) shares	(446,534)	(442,984)
Accumulated other comprehensive loss	(2,026,407)	(2,106,853)
Total stockholders’ equity	15,091,967	14,634,184

Total liabilities and stockholders’ equity	$157,325,698	$149,650,980

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest Income
Loans, including fees	$1,576,591	$1,543,956	$3,122,789	$3,116,457
Mortgage-backed securities	452,353	327,459	906,907	670,701
Investments	20,067	67,231	31,218	170,426
Other interest earning assets	2,192	42,043	4,112	86,834
Total interest income	2,051,203	1,980,689	4,065,026	4,044,418

Interest Expense
Deposits	607,410	644,417	1,206,661	1,358,647
Borrowings	249,246	278,291	508,380	587,810
Total interest expense	856,656	922,708	1,715,041	1,946,457

Net Interest Income	1,194,547	1,057,981	2,349,985	2,097,961
Provision for loan losses	21,864	66	21,864	66
Net interest income after provision for loan losses	1,172,683	1,057,915	2,328,121	2,097,895

Non-interest income
Fees and service charges	27,576	34,829	52,584	61,707
BOLI income	39,766	40,018	79,320	79,214
Other	555	3,645	1,294	4,110
Total non-interest income	67,897	78,492	133,198	145,031

Non-interest expenses
Salaries and employee benefits	607,731	580,043	738,225	1,150,151
Net occupancy expense of premises	112,006	120,333	227,564	246,870
Equipment	123,151	123,784	250,928	248,264
Directors’ compensation	47,154	54,872	90,608	97,445
Professional fees	102,204	78,666	192,404	161,106
Other insurance premiums	35,928	36,393	71,508	73,132
Other	240,065	131,315	378,978	250,362
Total non-interest expenses	1,268,239	1,125,406	1,950,215	2,227,330

(Loss), income before income tax (benefit)	(27,659)	11,001	511,104	15,596
Income tax (benefit), expense	(34,363)	1,945	180,533	4,411

Net income	$6,704	$9,056	$330,571	$11,185

Net income per common share – Basic and diluted	$0.003	$0.003	$0.12	$0.004
Weighted average number of shares outstanding – Basic and diluted	2,660,923	2,663,345	2,660,573	2,662,687

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net Income	$6,704	$9,056	$330,571	$11,185

Other comprehensive income, net of income taxes:
Benefit Plans	68,584	28,461	137,754	56,921
Deferred income taxes	(28,361)	(11,251)	(57,308)	(23,821)
	40,223	17,210	80,446	33,100

Comprehensive income	$46,927	$26,266	$411,017	$44,285

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flow from operating activities:
Net income	$330,571	$11,185
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	92,138	91,050
Net accretion of discounts, premiums and deferred loan fees and costs	(18,799)	(52,513)
Provision for loan losses	21,864	66
ESOP shares committed to be released	9,192	14,210
MRP expense	20,292	20,292
Stock option expense	20,832	20,832
(Increase) decrease in accrued interest receivable	(25,078)	109,157
Increase in cash surrender value of BOLI	(79,320)	(79,214)
(Increase) decrease in other assets	(153,912)	207,604
(Decrease) increase in other liabilities	(1,342,672)	6,004
Net cash (used in) provided by operating activities	(1,124,892)	348,673

Cash flow from investing activities:
Proceeds from calls and maturities of investment securities held to maturity	-	4,500,000
Principal repayments on mortgage-backed securities held to maturity	1,913,150	1,847,317
Purchases of mortgage-backed securities held to maturity	(905,604)	(1,136,263)
Purchases of loan participation interests	(1,426,344)	(2,444,298)
Net (increase), decrease in loans receivable	(2,235,704)	7,179,588
Additions to premises and equipment	(6,256)	(4,281)
Redemption of Federal Home Loan Bank of New York stock	162,100	223,500
Net cash (used in) provided by investing activities	(2,498,658)	10,165,563

Cash flow from financing activities:
Net increase (decrease) in deposits	12,954,964	(1,165,973)
Repayment of advances from Federal Home Loan Bank of New York	(1,860,175)	(4,819,571)
Net change to short-term borrowings	(2,000,000)	-
(Decrease) increase in advance payments by borrowers for taxes and insurance	(396,842)	44,320
Purchase of treasury stock	(3,550)	-
Net cash provided by (used in) financing activities	8,694,397	(5,941,224)
Net increase in cash and cash equivalents	5,070,847	4,573,012
Cash and cash equivalents – beginning	7,678,488	4,967,580

Cash and cash equivalents – ending	$12,749,335	$9,540,592
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$1,717,427	$1,955,366
Income taxes	$276,050	$400

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Flatbush Federal Bancorp, Inc. (the “Company”),  Flatbush Federal Savings and Loan Association (the “Association”) and the Association’s subsidiary Flatbush REIT, Inc.  The Company’s business is conducted principally through the Association.  All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three months and six months ended June 30, 2009, are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Effective April 1, 2009, the Company adopted Statement of Financial Standards (“Statement”) No. 165, “Subsequent Events”.  Statement No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  Statement No. 165 sets forth the period after the balance sheet date during which management of the reporting entity, should evaluate events or transactions that may occur for the potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transaction occurring after the balance sheet date in its financial statements, and the disclosure that should be made about events or transactions that occur after the balance sheet date.  In preparing these consolidated financial statements, the Company evaluated the events that occurred between July 1, 2009 through August 14, 2009, the date these consolidated financial statements were issued.

NOTE 3.  NET INCOME PER COMMON SHARE

Net income per common share was computed by dividing net income for the three months and six months ended June 30, 2009 and 2008 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP.  Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. At and for the three months and six months ended June 30, 2009, there was no dilutive effect of stock options.

NOTE 4.  CRITICAL ACCOUNTING POLICIES

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management has

Index

NOTE 4.  CRITICAL ACCOUNTING POLICIES (CONTINUED)

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

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government National Mortgage Association	$2,900,773	$81,693	$10,292	$2,972,174
Federal National Mortgage Association	22,623,672	950,345	86	23,573,931
Federal Home Loan Mortgage Corporation	6,425,308	157,895	19,442	6,563,761

	$31,949,753	$1,189,933	$29,820	$33,109,866

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government National Mortgage Association	$3,202,284	$89,276	$16,043	$3,275,517
Federal National Mortgage Association	23,379,580	823,094	76	24,202,598
Federal Home Loan Mortgage Corporation	6,344,189	166,039	13,289	6,496,939

	$32,926,053	$1,078,409	$29,408	$33,975,054

Index

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY (CONTINUED)

The age of unrealized losses and fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009:
Government National Mortgage Association	$516,313	$10,292	$-	$-	$516,313	$10,292
Federal National Mortgage Association	18,061	86	-	-	18,061	86
Federal Home Loan Mortgage Corporation	1,127,634	17,304	322,480	2,138	1,450,114	19,442

	$1,662,008	$27,682	$322,480	$2,138	$1,984,488	$29,820
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008:
Government National Mortgage Association	$836,673	$16,043	$-	$-	$836,673	$16,043
Federal National Mortgage Association	19,010	76	-	-	19,010	76
Federal Home Loan Mortgage Corporation	659,094	11,175	325,457	2,114	984,551	13,289

	$1,514,777	$27,294	$325,457	$2,114	$1,840,130	$29,408

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exits. Securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) whether the Association has the intent to sell its securities prior to recovery and/or maturity and (ii) whether it is more likely than not that the Association will have to sell its securities prior to recovery and/or maturity.  Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment.  If actual information or conditions are different than estimated, the extent of the

Index

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY (CONTINUED)

impairment of the security may be different than previously estimated, which could have a material effect on the Association’s consolidated financial statements.

At June 30, 2009, and December 31, 2008, management has concluded that the unrealized losses above (which, at June 30, 2009, related to one Government National Mortgage Association, one Federal National Mortgage Association and four Federal Home Loan Mortgage Corporation securities) are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuer of the securities.

The amortized cost and estimated fair value of mortgage-backed securities at June 30, 2009 and December 31, 2008 by contractual maturity, are shown below.  Actual maturities will differ from contractual maturities because borrowers generally have the right to prepay obligations.

	June 30, 2009
	Amortized Cost	Estimated Fair Value
Due within one year	$124,770	$128,775
Due after one year through five years	589,829	608,397
Due after five years through ten years	224,665	232,163
Due after ten years	31,010,489	32,140,531
	$31,949,753	$33,109,866

	December 31, 2008
	Amortized Cost	Estimated Fair Value
Due within one year	$389	$397
Due after one year through five years	897,450	901,659
Due after five years through ten years	241,174	245,638
Due after ten years	31,787,040	32,827,360
	$32,926,053	$33,975,054

NOTE 6.  RETIREMENT PLANS – COMPONENTS OF  NET PERIODIC PENSION COST

Periodic pension expense was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Service Cost	$-	$24,151	$18,391	$48,302
Interest Cost	78,218	82,145	155,771	164,290
Expected return on assets	(86,463)	(104,895)	(154,589)	(209,790)
Amortization of past service cost	-	(15,799)	(15,799)	(31,598)
Amortization of unrecognized net loss	62,634	36,497	141,653	72,994
Curtailment Credit	-	-	(507,058)	-
Net periodic benefit cost (credit)	$54,389	$22,099	$(361,631)	$44,198

Index

NOTE 6.  RETIREMENT PLANS – COMPONENTS OF  NET PERIODIC PENSION COST (CONTINUED)

Periodic pension expense for other plans was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Service Cost	$4,344	$4,191	$8,688	$8,382
Interest Cost	17,711	20,813	35,422	41,626
Amortization of unrecognized transition obligation	-	1,134	-	2,268
Amortization of past service cost	5,278	5,278	10,556	10,556
Amortization of unrecognized net loss	672	1,350	1,344	2,700
Net periodic benefit cost	$28,005	$32,766	$56,010	$65,532

NOTE 7. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  FSP 157-2 was adopted for the Company’s March 31, 2009 consolidated financial statements.  The adoption of FSO 157-2 had no impact on the amounts reported in the consolidated financial statements.

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

Index

NOTE 7. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

The Company had no financial assets which are required to be measured on a recurring or non-recurring basis at June 30, 2009.

The following information should not be interpreted as an estimate of the fair value of the entire Association since a fair value calculation is only provided for a limited portion of the Association’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Association’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Association’s financial instruments at June 30, 2009 and December 31, 2008:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities

The fair value of securities held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair value of certain Level 3 investments if applicable.

Loan Receivable (Carried at Cost)

The fair value of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Federal Home Loan Bank of New York (FHLB) (Carried at Cost)

The carrying amount of restricted investment in FHLB stock approximates fair value, and considers the limited marketability of such securities.

Deposit Liabilities (Carried at Cost)

The fair value disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered

Index

NOTE 7. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings (Carried at Cost)

The carrying amounts of short-term borrowings approximate their fair values.

Long-Term Debt (Carried at Cost)

Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair value for the Association’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

As of  June 30, 2009 and December 31, 2008, the fair value of commitments to extend credit were not considered to be material.

The estimated fair values of the Association’s financial instruments were as follows at June 30, 2009 and December 31, 2008.

	June 30,		December 31,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$12,749	$12,749	$7,678	$7,678
Mortgage-backed securities held to maturity	31,950	33,110	32,926	33,975
FHLB stock	1,360	1,360	1,522	1,522
Loans receivable	101,869	105,745	98,241	101,226
Accrued interest receivable	642	642	617	617

Financial liabilities:
Deposits	114,631	116,649	101,676	102,271
Advances from FHLB	24,733	25,408	28,593	29,389
Off-Balance sheet instruments	-	-	-	-

Index

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The adoption of FSP FAS 157-4 did not have an impact on its consolidated financial statements.

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

Index

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The adoption of FSP 115-2 and FAS 124-2 did not have an impact on its consolidated financial statements.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The adoption of FSP 107-1 and APB 28-1 did not have an impact on its consolidated financial statements.

FASB Statement No. 166

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effect of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends Statement of Financial No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,  or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140.  SFAS 166 is

Index

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations.

FASB Statement No. 167

In June 2009, the FASB issued SFAS No. 167,  Amendments to FASB Interpretation No. 46(R).  This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51, or FIN 46(R) to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 167 will have on our financial position or results of operations.

FASB Statement No. 168

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

Federal Home Loan Bank of New York Stock

Federal Home Loan Bank of New York (“FHLB”) stock, which represents required investment in the common stock of a correspondent bank, is carried at cost and as of June 30, 2009 and December 31, 2008, consists of the common stock of FHLB.

Management evaluates the FHLB stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.  Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB stock as of June 30, 2009.

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

The Company’s total assets as of June 30, 2009 were $157.3 million compared to $149.7 million at December 31, 2008, an increase of $7.6 million, or 5.1%. Loans receivable increased $3.7 million, or 3.8%, to $101.9 million at June 30, 2009 from $98.2 million at December 31, 2008.  Mortgage-backed securities decreased $1.0 million,  or 3.0%, to $31.9 million at June 30, 2009 from $32.9 million as of December 31, 2008. Cash and cash equivalents increased $5.0 million, or 64.9%, to $12.7 million at June 30, 2009 from $7.7 million at December 31, 2008.

Total deposits increased $12.9 million, or 12.7%, to $114.6 million at June 30, 2009 from $101.7 million at  December 31, 2008.  As of June 30, 2009, borrowings from the Federal Home Loan Bank of New York (“FHLB”) were $24.7 million compared to $28.6 million as of December 31, 2008, a decrease of $3.9 million, or 13.6%.

Total stockholders’ equity increased $458,000 to $15.1 million at June 30, 2009 from $14.6 million at December 31, 2008.  The increase to stockholders’ equity reflects net income of $331,000, an amortization of $9,000 of unearned ESOP shares, amortization of $20,000 of restricted stock awards for the Company’s Stock-Based Incentive Program, amortization of $21,000 of stock option awards and $81,000 of accumulated other comprehensive income. This was partially offset by $4,000 of repurchases of shares under the stock repurchase program.

On August 30, 2007, the Company approved a stock repurchase program and authorized  the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock. Stock repurchases are made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions.  Repurchased stock will be held as treasury stock and will be available for general corporate purposes.  During the quarter ended June 30, 2009, the Company did not repurchase shares. As of June 30, 2009, under the current program, 12,750 shares were repurchased at a weighted average price of $4.44 per share.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and June 30, 2008

General.   Net income decreased by $2,000, to $7,000 for the quarter ended June 30, 2009 from $9,000 for the same quarter in 2008.  The decrease in net income for the quarter was primarily due to increases of $143,000 in non-interest expense and $22,000 in provision for loan loss, and a decrease of $10,000 in non-interest income.  This was partially offset by an increase of $71,000 in interest income, and decreases of $37,000 in interest expense on deposits, $29,000 in interest expense on borrowings from the FHLB and $36,000 in income tax benefits.

Interest Income.  Total interest income increased $71,000, or 3.5%, to $2.1 million for the quarter ended June 30, 2009 from $2.0 million for the quarter ended June 30, 2008. The increase in interest income can be primarily attributed to a higher interest earning asset base partially offset by a lower average yield.  For the three months ended June 30, 2009, the average balance of $144.0 million in interest-earning assets earned an average yield of

Index

5.70% compared to an average yield of 5.94% on an average balance of $133.5 million for the three months ended June 30, 2008.

Interest income on loans increased $33,000, or 2.1%, to $1.6 million for the quarter ended June 30, 2009 from $1.5 million for the same quarter in 2008.  The average balance of loans increased $4.0 million to $101.0 million for the quarter ended June 30, 2009 from $97.0 million for the quarter ended June 30, 2008.  The average yield on loans decreased by 13 basis points to 6.24% for the quarter ended June 30 2009 from 6.37% for the quarter ended June 30, 2008.

Interest income on mortgage-backed securities increased $125,000, or 38.2%, to $452,000 for the quarter ended June 30, 2009 from $327,000 for the quarter ended June 30, 2008.  The average balance of mortgage-backed securities increased $7.8 million, or 31.8%, to $32.3 million for the quarter ended June 30, 2009 from $24.5 million for the quarter ended June 30 , 2008.  The average yield increased by 25 basis points to 5.60% for the quarter ended June 30, 2009 from 5.35% for the same period in 2008.

Interest income on investment securities decreased $47,000, or 70.1%, to $20,000 for the quarter ended June 30, 2009 from $67,000 for the quarter ended June 30, 2008. The average balance of investment securities decreased by $1.9 million, or 57.6%, to $1.4 million for the quarter ended June 30, 2009 from $3.3 million for the quarter ended June 30, 2008.  The average yield on investment securities decreased 222 basis points to 5.88%, for the quarter ended June 30, 2009 from an average yield of 8.10% for the quarter ended June 30, 2008, primarily due to a lower dividend received on FHLB stock.

Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold, decreased $40,000, or 95.2%, to $2,000 for the quarter ended June 30, 2009 from $42,000 for the quarter ended June 30, 2008.   The average yield on other interest earning assets decreased by 185 basis points to 0.09% for the quarter ended June 30, 2009 from 1.94% for the quarter ended June 30, 2008 primarily due to the decline in interest rates on interest-earning deposits and federal funds sold. As a partial offset, the average balance of other interest earning assets increased $601,000, or 6.9%, to $9.3 million for the quarter ended June 30, 2009 from $8.7 million for the quarter ended June 30, 2008.

Interest Expense.   Total interest expense, comprised of interest expense on deposits and interest expense on FHLB borrowings, decreased $66,000, or 7.2%, to $857,000 for the quarter ended June 30, 2009 from $923,000 for the quarter ended June 30, 2008. The average cost of interest-bearing liabilities decreased by 44 basis points to 2.59% for the quarter ended June 30, 2009 from 3.03% for the quarter ended June 30, 2008.  The average balance of interest-bearing liabilities increased $10.5 million, or 8.6% to $132.4 million for the quarter ended June 30, 2009 from $121.9 million for the quarter ended June 30, 2008.

Interest expense on deposits decreased $37,000, or 5.7%, to $607,000 for the quarter ended June 30, 2009 from $644,000 for the quarter ended June 30, 2008.  The average cost of interest-bearing deposits decreased by 38 basis points to 2.26% for the quarter ended June 30, 2009 from 2.64% for the quarter ended June 30, 2008, reflecting the declining trend of interest rates on deposits.  As a partial offset, the average balance of interest-bearing deposits increased $9.8 million, or 10.0%, to $107.6 million for the quarter ended June 30, 2009 from $97.8 million for the quarter ended June 30, 2008.

Interest expense on FHLB borrowings decreased $29,000, or 10.4%, to $249,000 for the quarter ended June 30, 2009, from $278,000 for the quarter ended June 30, 2008.  The average balance of FHLB borrowings decreased $773,000 or 3.2%, to $24.9 million for the quarter ended June 30, 2009, from $24.1 million for the quarter ended June 30, 2008. The average cost of FHLB borrowings decreased by 61 basis points to 4.01% for the quarter ended June 30 2009, from 4.62% for the quarter ended June 30, 2008.

Net Interest Income.  Net interest income increased $137,000, or 12.9%, to $1.2 million for the quarter ended June 30, 2009 from $1.1 million for the same quarter in 2008.  The interest rate spread was 3.11% for the quarter ended June 30, 2009 compared to 2.91% for the quarter ended June 30, 2008, an increase of 20 basis points.  Interest margin for the quarter ended June 30, 2009 was 3.32% compared to 3.17% for the quarter ended June 30, 2008, an increase of 15 basis points.  The increase in interest rate spread and interest margin can be attributed

Index

primarily to the decrease in the average yield of interest-bearing deposits and FHLB borrowings, as well as the increase in the average balance of loans receivable and mortgage-backed securities.

Provision for Loan Losses.  The Company establishes the provision for loan losses, which is charged to operations, at a level deemed appropriate to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on the evaluation of these factors, a provision of $22,000 was recorded for the three months ended June 30, 2009. A provision of $66  for loan losses was recorded for the three months ended June 30, 2008.   The level of the allowance at June 30, 2009 is based on estimates, and the ultimate losses may vary from the estimates.  Non-performing loans increased to $720,000, or 0.46% of total assets as of June 30, 2009 from $494,000 or 0.35% of total assets as of June 30, 2008. As of June 30, 2009, the non-performing loans total included four 1-4 residential loans totaling $720,000 which, at quarter-end, did not warrant a specific provision for loan loss.

Non-Interest Income.  Non-interest income decreased $10,000, or 12.8%, to $68,000 for the quarter ended June 30, 2009 from $78,000 for the quarter ended June 30, 2008.  This was primarily attributable to a  decrease of $9,000 in fees and service charges.

Non-Interest Expenses.   Non-interest expenses increased $143,000, or 12.7%, to $1.3 million for the quarter ended June 30, 2009 from $1.1 million for the quarter ended June 30, 2008.  The net increase of $143,000 in non-interest expenses is primarily attributable to increases to salaries and employee benefits, professional fees and other non-interest expenses, partially offset by decreases to net occupancy expense of premises and directors’ compensation.   Other non-interest expenses increased $109,000 to $240,000 for the three months ended June 30, 2009 from $131,000 for the three months ended June 30, 2008 primarily due to an increase of $115,000 in premiums and assessments for Federal Deposit Insurance.

Income Tax Expense.  The provision for income taxes decreased $36,000, to a net income tax benefit of $34,000 for the quarter ended June 30, 2009 compared to an expense of $2,000 for the same quarter in 2008.

 Comparison of Operating Results for the Six Months Ended June 30, 2009 and June 30, 2008

General.   Net income increased by $319,000, to $331,000 for the six months ended June 30, 2009 from $11,000 for the same six months in 2008.  The increase in net income for the six months was primarily due to  increases of $21,000 in total interest income, and decreases of $152,000 in  interest expense on deposits, $79,000 in interest expense on FHLB borrowings and $277,000 in non-interest expenses, These were partially offset by a decrease of $12,000 in non-interest income, and increases of $22,000 in provision for loan losses and $176,000 in  income taxes.

Interest Income.   Interest income increased $21,000 or 0.52%, to $4.1 million for the six months ended June 30, 2009 from $4.0 million for the six months ended June 30, 2008. The increase in interest income can be primarily attributed to a lower average yield, partially offset by a higher interest earning asset base.  For the six months ended June 30, 2009 the average balance of $142.3 million in interest-earning assets earned an average yield of 5.71% compared to an average yield of 5.99% on an average balance of $134.9 million for the six months ended June 30, 2008.

Interest income on loans increased $7,000, or 0.22%, to $3.1 million for the six months ended June 30, 2009 from $3.1 million for the same six months in 2008.  The average balance of loans increased $1.7 million to $99.7 million for the six months ended June 30, 2009 from $98.0 million for the six months ended June 30, 2008.  The average yield on loans decreased by 9 basis points to 6.27% for the six months ended June 30, 2009 from 6.36% for the six months ended June 30, 2008.

Index

Interest income on mortgage-backed securities increased $236,000, or 35.2%, to $907,000 for the six months ended June 30, 2009 from $671,000 for the six months ended June 30, 2008.  The average balance of mortgage-backed securities increased $8.1 million, or 32.8% to $32.8 million for the six months ended June 30, 2009 from $24.7 million for the six months ended June 30, 2008.  The average yield increased by 11 basis points to 5.53% for the six months ended June 30, 2009 from 5.42% for the same period in 2008.

Interest income on investment securities decreased $139,000, or 81.8%, to $31,000 for the six months ended June 30, 2009 from $170,000 for the six months ended June 30, 2008.  The average balance of investment securities decreased by $3.2 million to $1.4 million for the six months ended June 30, 2009 from $4.6 million for the six months ended June 30, 2008.  The average yield on investment securities decreased 295 basis points to 4.53%,  for the six months ended June 30, 2009 from an average yield of 7.48% for the six months ended June 30, 2008, primarily due to a higher dividend received on FHLB stock during the six month period ending June 30, 2008.

Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold, decreased $83,000, or 95.4%, to $4,000 for the six months ended June 30, 2009 from $87,000 for the six months ended June 30, 2008. The average yield on other interest earning assets decreased by 216 basis points to 0.10% for the six months ended June 30, 2009 from 2.26% for the six months ended June 30, 2008. As a partial offset, the average balance of other interest earning assets increased $718,000 to $8.4 million for the six months ended June 30, 2009 from $7.7 million for the six months ended June 30, 2008.

Interest Expense.   Total interest expense, comprised of interest expense on deposits and interest expense on FHLB borrowings, decreased $231,000, or 11.9%, to $1.7 million for the six months ended June 30, 2009 from $1.9 million for the six months ended June 30, 2008. The average cost of interest-bearing liabilities decreased by 52 basis points to 2.63% for the six months ended June 30, 2009 from 3.15% for the six months ended June 30, 2008.  As a partial offset, the average balance of interest-bearing liabilities increased $7.0 million, or 5.7% to $130.6 million for the six months ended June 30, 2009 from $123.6 million for the six months ended June 30, 2008.

Interest expense on deposits decreased $152,000, or 11.2%, to $1.2 million for the six months ended June 30, 2009 from $1.4 million for the six months ended June 30, 2008.  The average cost of interest-bearing deposits decreased by 48 basis points to 2.29% for the six months ended June 30, 2009 from 2.77% for the six months ended June 30, 2008. As a partial offset, the average balance of interest-bearing deposits increased $7.4 million, or 7.6% to $105.4 million for the six months ended June 30, 2009 from $98.0 million for the six months ended June 30, 2008.

Interest expense on FHLB borrowings decreased $79,000, or 13.4%, to $509,000 for the six months ended June 30, 2009, from $588,000 for the six months ended June 30, 2008.  The average balance of FHLB borrowings decreased $317,000 to $25.3 million for the six months ended June 30, 2009, from $25.6 million for the six months ended June 30, 2008. The average cost of FHLB borrowings decreased by 57 basis points to 4.03% for the six months ended June 30, 2009, from 4.60% for the six months ended June 30, 2008.

Net Interest Income.  Net interest income increased $252,000, or 12.0%, to $2.3 million for the six months ended June 30, 2009 from $2.1 million for the same six months in 2008.  The interest rate spread was 3.09% for the six months ended June 30, 2009 compared to 2.84% for the six months ended June 30, 2008, an increase of 25 basis points.  Interest margin for the six months ended June 30, 2009 was 3.30% compared to 3.11% for the six months ended June 30, 2008, an increase of 19 basis points.  The increase in interest rate spread and interest margin can be attributed primarily to the increase in the average balance of interest-earning assets and the decrease in the average cost of interest-bearing liabilities.

Provision for Loan Losses.  The Company establishes provisions for loan losses, which are charged to operations, at a level deemed appropriate to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on the evaluation of these factors, a provision of $22,000 was recorded for the six months ended June 30, 2009.  For the six months ended June 30, 2008, a provision of $66 was recorded.  The provision for loan losses was established to

Index

address probable and estimable losses in the loan portfolio.  The level of the allowance at June 30, 2009 is based on estimates, and the ultimate losses may vary from the estimates.  Non-performing loans increased to $720,000, or 0.46% of total assets as of June 30, 2009, from $494,000 or 0.35% of total assets as of June 30, 2008. As of June 30, 2009, the non-performing loan total included four 1-4 residential loans of $720,000 which, at this time, did not warrant a specific provision for loan loss.

Non-Interest Income.  Non-interest income decreased $12,000, to $133,000 for the six months ended June 30, 2009 from $145,000 for the six months ended June 30, 2008.  This was primarily attributable to a decrease in fees and service charges of $9,000.

Non-Interest Expenses.   Non-interest expenses decreased $277,000, or 12.4%, to $2.0 million for the six months ended June 30, 2009 from $2.2 million for the six months ended June 30, 2008.  The net decrease of $277,000 in non-interest expense is primarily attributable to decreases to salaries and employee benefits, directors’ compensation, net occupancy expense of premises and other insurance premiums, which were partially offset by increases in equipment, professional fees and other non-interest expenses. Salaries and employee benefits decreased $412,000 to $738,000 for the six months ended June 30, 2009, from $1.2 million for the six months ended June 30, 2008, primarily due to a pre-tax curtailment credit of $416,000, net of actuarial expense resulting from the freezing of the defined benefit plan.   Professional fees increased $31,000 to $192,000 for the six months ended June 30, 2009, from $161,000 for the six months ended June 30, 2008, primarily due to the additional fees for the compliance with the Sarbanes-Oxley Act, Section 404. Other non-interest expenses increased $129,000 to $379,000 for the six months ended June 30, 2009 from $250,000 for the six months ended June 30, 2008 primarily due to an increase of $137,000 in premiums and assessments for Federal Deposit Insurance.

Income Tax Expense.  The provision for income taxes increased $177,000, to $181,000 for the six months ended June 30, 2009 from $4,000 for the same six months in 2008, primarily due to an increase in income before income taxes of $495,000 during 2009.

Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the “OTS”) regulations sufficient to ensure the Association’s safe and sound operation.  The Association’s liquidity averaged 11.16% during the month of June 2009.  The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities.  Net loans totaled $101.9 million and $98.2 million at June 30, 2009 and December 31, 2008, respectively.  Mortgage-backed securities held to maturity totaled $31.9 million and $32.9 million at June 30, 2009 and December 31, 2008, respectively.  In addition to funding new loans and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities and maturities of investment securities.

Index

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits.  If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds.  At June 30, 2009, the Company had a borrowing limit of $71.5 million from the FHLB, of which $24.7 million was advanced. At December 31, 2008, advances from the FHLB totaled $28.6 million.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations.  At June 30, 2009, the Association had outstanding commitments to originate or purchase loans of $13.1 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2009, totaled $61.5 million.  Management believes that, based upon its experience and the Association’s deposit flow history, a significant portion of such deposits will remain with the Association.

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

The following table sets forth the Association’s capital position at June 30, 2009, as compared to the minimum regulatory capital requirements:

	Actual		Minimal Capital Requirements			Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(Dollars in Thousands)
Total Capital (to risk-weighted assets)	$16,316	19.56%	$	>6,675	>8.00%	$	>8,343	>10.00%

Tier 1 Capital (to risk-weighted assets)	16,115	19.32%		>-	>-		5,006	>6.00%
							>
Core (Tier 1) Capital (to adjusted total assets)	16,199	10.39%		>6,234	>4.00%		>7,793	>5.00%

Tangible Capital (to adjusted total assets)	16,199	10.39%		>2,338	>1.50%		>-	>-

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

Index

Net Portfolio Value

The Association’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association’s quarterly Thrift Financial Reports. The following table sets forth the Association’s NPV as of June 30, 2009, the most recent date the Association’s NPV was calculated by the OTS.

	Net Portfolio Value			Net Portfolio Value as a Percentage of Present Value of Assets
Change in
Interest Rates (basis points)	Estimated NPV	Amount of Change	Percent of Change	NPV Ratio	Change in Basis Points
	(Dollars in Thousands)

+300	$12,608	$(6,893)	(35%)	8.09%	-371
+200	15,398	(4,103)	(21%)	9.65%	-214
+100	17,915	(1,586)	(8%)	11.00%	- 80
+ 50	18,846	(655)	( 3%)	11.48%	- 32
0	19,501	—	—	11.80%	—
- 50	19,896	395	2%	11.98%	18
-100	19,968	467	2%	11.99%	19

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009 (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them in a timely manner to material information relating to us (or our consolidated subsidiary) required to be included in our periodic SEC filings.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2005, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. On August 30, 2007, the Company approved a second stock repurchase program and authorized  the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of June 30, 2009, 62,750 total shares have been repurchased by the Company. During the quarter ended June 30, 2009, no shares were repurchased. These total repurchased shares do not include the stock dividend shares of 1,340 which, along with the repurchased shares, are held as treasury stock.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2009 through April 30, 2009	-	$-	62,750	37,250
May 1, 2009 through May 31, 2009	-	-	62,750	37,250
June 1, 2009 through June 30, 2009	-	-	62,750	37,250

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting held on April 30, 2009, shareholders of the Company considered and voted on the following:

1. The election of directors:	FOR	%	WITHOLD	%

Jesus R. Adia	2,396,427	96.5	85,642	3.5
D. John Antoniello	2,382,383	96.0	99,686	4.0

Index

Directors Adia and Antoniello were elected to three year terms.  The following directors terms of office continued after the Annual meeting: Alfred S. Pantaleone,  Michael J. Lincks, Charles J. Vorbach and Patricia A. McKinley.

2.	The ratification of the appointment of Beard Miller Company LLP as independent auditors of the Company for the year ending December 31, 2009.

FOR	%	AGAINST	%	ABSTAIN	%
2,468,325	99.9	3,654	0.1	10,090	0.4

ITEM 5. Other Information

None

ITEM 6. Exhibits

The following Exhibits are filed as part of this report.

3.1	Federal Stock Charter of Flatbush Federal Bancorp, Inc.*
3.2	Bylaws of Flatbush Federal Bancorp, Inc.*
4.0	Form of common stock certificate of Flatbush Federal Bancorp, Inc. *
11.0	Computation of earnings per share (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

FLATBUSH FEDERAL BANCORP, INC.

Date: August 14, 2009	By:	/s/ Jesus R. Adia
Jesus R. Adia
President and
Chief Executive Officer

Date: August 14, 2009	By:	/s/ John S. Lotardo
John S. Lotardo
Executive Vice President and Chief
Financial Officer