Form 10-Q
period 2009-09-30
FLATBUSH FEDERAL BANCORP INC
filed 2009-11-16
CIK 1243496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS
As of  November 13, 2009  the Registrant had outstanding 2,736,907 shares of common stock.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

Index

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
ASSETS	2009	2008

Cash and amounts due from depository institutions	$2,045,803	$2,611,611
Interest earning deposits in other banks	422,,235	2,966,877
Federal Funds sold	4,400,000	2,100,000
Cash and cash equivalents	6,868,038	7,678,488

Mortgage-backed securities held to maturity; fair value of $30,740,668 in (2009) and $33,975,054 in (2008)	29,355,971	32,926,053
Loans receivable, net of allowance for loan losses of $252,797 (2009) and $190,630 (2008)	109,615,674	98,240,898
Premises and equipment	2,484,923	2,616,747
Federal Home Loan Bank of New York stock	1,249,800	1,521,600
Accrued interest receivable	669,520	617,235
Bank owned life insurance	4,180,100	4,060,415
Other assets	2,064,564	1,989,544
Total assets	$156,488,590	$149,650,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$5,276,280	$3,868,320
Interest bearing	110,315,893	97,807,392
Total Deposits	115,592,173	101,675,712
Federal Home Loan Bank of New York advances	22,294,759	28,592,884
Advance payments by borrowers for taxes and insurance	546,951	764,797
Other liabilities	2,812,508	3,983,403
Total liabilities	141,246,391	135,016,796
Stockholders’ equity:
Preferred stock $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	---	---
Common stock $0.01 par value; authorized 9,000,000 shares; issued (2009 and 2008) 2,799,657 shares; outstanding (2009) 2,736,907 and (2008) 2,737,907 shares	27,998	27,998
Paid-in capital	12,564,657	12,514,942
Retained earnings	5,569,839	5,154,812
Unearned employees’ stock ownership plan (ESOP) shares	(487,576)	(513,731)
Treasury stock, 62,750, (2009) and 61,750, (2008) shares	(446,534)	(442,984)
Accumulated other comprehensive loss	(1,986,185)	(2,106,853)
Total stockholders’ equity	15,242,199	14,634,184

Total liabilities and stockholders’ equity	$156,488,590	$149,650,980
See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest Income
Loans, including fees	$1,644,169	$1,505,304	$4,766,958	$4,621,761
Mortgage-backed securities	466,835	366,021	1,373,742	1,036,722
Investments	19,068	50,128	50,286	220,554
Other interest earning assets	2,001	22,008	6,112	108,843
Total interest income	2,132,073	1,943,461	6,197,098	5,987,880

Interest Expense
Deposits	599,518	576,485	1,806,179	1,935,132
Borrowings	240,597	264,606	748,977	852,417
Total interest expense	840,115	841,091	2,555,156	2,787,549

Net Interest Income	1,291,958	1,102,370	3,641,942	3,200,331
Provision for loan losses	51,910	-	73,774	66
Net interest income after provision for loan losses	1,240,048	1,102,370	3,568,168	3,200,265

Non-interest income
Fees and service charges	25,646	28,755	78,231	90,462
BOLI income	40,365	40,675	119,685	119,889
Other	750	43,307	2,045	47,417
Total non-interest income	66,761	112,737	199,961	257,768

Non-interest expenses
Salaries and employee benefits	599,494	579,256	1,337,719	1,729,407
Net occupancy expense of premises	118,823	120,047	346,387	366,917
Equipment	122,145	122,419	373,072	370,683
Directors’ compensation	46,154	43,572	136,763	141,017
Professional fees	89,000	73,600	281,404	234,706
Other insurance premiums	36,002	36,192	107,510	109,323
Federal Deposit Insurance premiums	41,680	4,474	185,057	10,945
Other	122,624	121,273	358,225	365,165
Total non-interest expenses	1,175,922	1,100,833	3,126,137	3,328,163

Income before income tax	130,887	114,274	641,992	129,870
Income tax expense	46,431	36,731	226,964	41,142
Net income	$84,456	$77,543	$415,027	$88,728

Net income per common share – Basic and diluted	$0.03	$0.03	$0.16	$0.03
Weighted average number of shares outstanding – Basic and diluted	2,662,236	2,664,658	2,661,133	2,663,349

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net Income	$84,456	$77,543	$415,027	$88,728

Other comprehensive income,
net of income taxes:
Benefit Plans	68,584	28,460	206,338	85,381
Deferred income taxes	(28,362)	(11,910)	(85,670)	(35,731)
	40,222	16,550	120,668	49,650

Comprehensive income	$124,678	$94,093	$535,695	$138,378

See notes to consolidated financial statements.

Index

 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flow from operating activities:
Net income	$415,027	$88,728
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	138,080	136,677
Net accretion of discounts, premiums and deferred loan fees and costs	(66,321)	44,468
Provision for loan losses	73,774	66
ESOP shares committed to be released	14,184	21,019
MRP expense	30,438	30,438
Stock option expense	31,248	31,248
(Increase) decrease in accrued interest receivable	(52,285)	114,101
Increase in cash surrender value of BOLI	(119,685)	(119,889)
(Increase) decrease in other assets	(160,690)	204,300
(Decrease) increase in other liabilities	(964,557)	112,311
Net cash (used in) provided by operating activities	(660,787)	663,467

Cash flow from investing activities:
Proceeds from calls and maturities of investment securities held to maturity	-	4,500,000
Principal repayments on mortgage-backed securities held to maturity	4,568,797	2,560,885
Purchases of mortgage-backed securities held to maturity	(905,604)	(6,010,458)
Purchases of loan participation interests	(2,016,503)	(4,615,108)
Net (increase), decrease in loans receivable	(9,458,837)	10,347,036
Additions to premises and equipment	(6,256)	(12,123)
Redemption of Federal Home Loan Bank of New York stock	271,800	62,300
Net cash (used in) provided by investing activities	(7,546,603)	6,832,532

Cash flow from financing activities:
Net increase (decrease) in deposits	13,916,461	(5,135,088)
Advances from Federal Home Loan Bank of New York	-	2,000,000
Repayment of advances from Federal Home Loan Bank of New York	(4,298,125)	(5,236,848)
Net change to short-term borrowings	(2,000,000)	2,000,000
(Decrease) increase in advance payments by borrowers for taxes and insurance	(217,846)	160,831
Purchase of treasury stock	(3,550)	-
Net cash provided by (used in) financing activities	7,396,940	(6,211,105)
Net (decrease) increase in cash and cash equivalents	(810,450)	1,284,894
Cash and cash equivalents – beginning	7,678,488	4,967,580

Cash and cash equivalents – ending	$6,868,038	$6,252,474
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$2,294,155	$2,795,379
Income taxes	$276,050	$8,769

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three months and nine months ended September 30, 2009, are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In accordance with FASB ASC Topic 855, “Subsequent Events”, the Company has evaluated events and transactions occurring subsequent to the Statement of Financial Condition date of September 30, 2009 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through November 16, 2009, the date these consolidated financial statements were issued.

NOTE 3.  NET INCOME PER COMMON SHARE

Net income per common share was computed by dividing net income for the three months and nine months ended September 30, 2009 and 2008 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP.  Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. At and for the three months and nine months ended September 30, 2009, there was no dilutive effect of stock options.

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

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government National Mortgage Association	$2,746,979	$114,007	$8,992	$2,851,994
Federal National Mortgage Association	20,678,774	1,110,904	-	21,789,678
Federal Home Loan Mortgage Corporation	5,930,218	182,040	13,262	6,098,996

	$29,355,971	$1,406,951	$22,254	$30,740,668

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government National Mortgage Association	$3,202,284	$89,276	$16,043	$3,275,517
Federal National Mortgage Association	23,379,580	823,094	76	24,202,598
Federal Home Loan Mortgage Corporation	6,344,189	166,039	13,289	6,496,939

	$32,926,053	$1,078,409	$29,408	$33,975,054

Index

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY (CONTINUED)

The age of unrealized losses and fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2009:
Government National Mortgage Association	$449,337	$8,992	$-	$-	$449,337	$8,992
Federal Home Loan Mortgage Corporation	649,185	11,071	320,960	2,191	970,145	13,262

	$1,098,522	$20,063	$320,960	$2,191	$1,419,482	$22,254

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008:
Government National Mortgage Association	$836,673	$16,043	$-	$-	$836,673	$16,043
Federal National Mortgage Association	19,010	76	-	-	19,010	76
Federal Home Loan Mortgage Corporation	659,094	11,175	325,457	2,114	984,551	13,289

	$1,514,777	$27,294	$325,457	$2,114	$1,840,130	$29,408

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exits. Securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) whether the Association has the intent to sell its securities prior to recovery and/or maturity and (ii) whether it is more likely than not that the Association will have to sell its securities prior to recovery and/or maturity.  Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment.  If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Association’s consolidated financial statements.

Index

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY (CONTINUED)

At September 30, 2009, and December 31, 2008, management has concluded that the unrealized losses above (which, at September 30, 2009, related to one Government National Mortgage Association, and three Federal Home Loan Mortgage Corporation securities) are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuer of the securities.

The amortized cost and estimated fair value of mortgage-backed securities at September 30, 2009 and December 31, 2008 by contractual maturity, are shown below.  Actual maturities will differ from contractual maturities because borrowers generally have the right to prepay obligations.

	September 30, 2009
	Amortized Cost	Estimated Fair Value
Due within one year	$440,768	$453,907
Due after one year through five years	160,992	164,178
Due after five years through ten years	220,683	227,815
Due after ten years	28,533,528	29,894,768
	$29,355,971	$30,740,668

	December 31, 2008
	Amortized Cost	Estimated Fair Value
Due within one year	$389	$397
Due after one year through five years	897,450	901,659
Due after five years through ten years	241,174	245,638
Due after ten years	31,787,040	32,827,360
	$32,926,053	$33,975,054

NOTE 6.  RETIREMENT PLANS – COMPONENTS OF  NET PERIODIC PENSION COST

Periodic pension expense was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Service Cost	$-	$24,151	$18,391	$72,453
Interest Cost	78,218	82,145	233,989	246,435
Expected return on assets	(86,463)	(104,895)	(241,052)	(314,685)
Amortization of past service cost (credit)	-	(15,799)	(15,799)	(47,397)
Amortization of unrecognized net loss	62,634	36,497	204,287	109,491
Curtailment Credit	-	-	(507,058)	-
Net periodic benefit cost (credit)	$54,389	$22,099	$(307,242)	$66,297

Index

NOTE 6.  RETIREMENT PLANS – COMPONENTS OF  NET PERIODIC PENSION COST (CONTINUED)

Periodic pension expense for other plans was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Service Cost	$4,344	$4,191	$13,032	$12,573
Interest Cost	17,711	20,813	53,133	62,439
Amortization of unrecognized transition obligation	-	1,134	-	3,402
Amortization of past service cost	5,278	5,278	15,834	15,835
Amortization of unrecognized net loss	672	1,350	2,016	4,050
Net periodic benefit cost	$28,005	$32,766	$84,015	$98,299

NOTE 7. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 820 “Fair Value Measurement and Disclosure,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America (“GAAP”), and expands disclosures about fair value measurements. FASB ASC 820 applies to other accounting pronouncements that require or permit fair value measurements.

FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company had no financial assets which are required to be measured on a recurring or non-recurring basis at September 30, 2009.

The following information should not be interpreted as an estimate of the fair value of the entire Association since a fair value calculation is only provided for a limited portion of the Association’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Association’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Association’s financial instruments at September 30, 2009 and December 31, 2008:

Index

NOTE 7. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

Cash and Cash Equivalents, Interest Receivable and Interest Payable

The carrying amounts for cash and cash equivalents, interest receivable and interest payable  approximate fair value because they mature in three months or less.

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

Loans Receivable

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

Federal Home Loan Bank of New York (FHLB) Stock

The carrying amount of restricted investment in FHLB stock approximates fair value, and considers the limited marketability of such securities.

Deposit Liabilities

The fair value disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Advances from FHLB

Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity.

Index

NOTE 7. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

Off-Balance Sheet Financial Instruments

Fair value for the Association’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

As of September 30, 2009 and December 31, 2008, the fair value of commitments to extend credit were not considered to be material.

The estimated fair values of the Association’s financial instruments were as follows at September 30, 2009 and December 31, 2008.

	September 30,		December 31,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$6,868	$6,868	$7,678	$7,678
Mortgage-backed securities held to maturity	29,356	30,741	32,926	33,975
FHLB stock	1,250	1,250	1,522	1,522
Loans receivable	109,616	115,212	98,241	101,226
Accrued interest receivable	670	670	617	617

Financial liabilities:
Deposits	115,592	117,434	101,676	102,271
Advances from FHLB	22,295	22,972	28,593	29,389
Off-Balance sheet instruments	-	-	-	-

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

The following is a summary of recently issued authoritative pronouncements that could have an impact on the accounting, reporting, and/or disclosure of the consolidated financial information of the Company.

On July 1, 2009, the FASB’s GAAP Codification became effective as the sole authoritative source of U.S. GAAP.  This codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users with additional assurance that they have referenced all related literature pertaining to a given topic.  Existing GAAP prior to the codification was not altered in compilation of the GAAP Codification, instead it takes thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, displaying them in a consistent structure.  Accounting literature included in the codification is referenced by Topic, Subtopic, Section, and Paragraph. The Paragraph level is the only level that contains

Index

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

substantive content.  Citing particular content in the codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section, and Paragraph structure.  FASB suggests that all citations begin with “FASB ASC,” where the ASC stands for Accounting Standards Codification.  Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).  The GAAP Codification encompasses all FASB Statements of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF) statements, FASB Staff Positions (FSP), FASB Interpretations (FIN), FASB Derivative Implementation Guides (DIG), American Institute of Certified Public Accountants (AICPA) Statements of Position (SOP), Accounting Principles Board (APB) Opinions and Accounting Research Bulletins (ARB’s), along with the remaining body of GAAP effective as of June 30, 2009.  Financial Statements issued for all interim and annual periods ending after September 15, 2009 will need to reference accounting guidance embodied in the codification as opposed to referencing the previously authoritative pronouncements.  The codification was in response to the June 2009 FASB issuance of SFAS No. 168, which replaces SFAS No. 162. Under the GAAP Codification, SFAS No. 168 translates to FASB ASC 105.

In conjunction with the issuance of FASB ASC 105, the FASB issued its first Accounting Standards Update (“ASU”) No. 2009-1, “Topic 105—Generally Accepted Accounting Principles—amendments based on—Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles,” which includes SFAS 168 in its entirety as a transition to the ASC.  ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009.  The adoption of this Update did not have an effect on the amounts reported in the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value.”  The Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of Topic 820.  The amendments in the Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  Additionally, the amendments in the Update clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price are required are level 1 fair value measurements.

The guidance provided by the Update is effective for the first reporting period (including interim periods) beginning after the issuance.  The adoption of this Update is not expected to have an effect on the amounts reported in the Company’s consolidated financial statements.

Other accounting Updates that have been issued or proposed by the FASB or other standard-setting bodies are not expected to have a material effect on amounts reported in the Company’s consolidated financial statements.

Index

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 167 will remain authoritative until integrated into the FASB Codification.  SFAS 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest give it a controlling financial interest in the variable interest entity.  SFAS 167 is effective for all interim and annual periods beginning after November 15, 2009.  The adoption of this standard is not expected to have an effect on the amounts reported in the Company’s consolidated financial statements.

In June 2009 the FASB issued SFAS No. 166, “Accounting for the Transfer of Financial Assets an Amendment of FASB Statement No. 140.”  Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 166 will remain authoritative until integrated into the FASB Codification.  SFAS 166 removes the concept of a special purpose entity (SPE) from Statement 140 and removes the exception of applying FASB Interpretation 46 “Variable Interest Entities,” to Variable Interest Entities that are SPE’s.  It limits the circumstances in which a transferor derecognizes a financial asset.  SFAS 166 amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting.  The statement is effective for all interim and annual periods beginning after November 15, 2009.  The adoption of this standard is not expected to have an effect on the amounts reported in the Company’s consolidated financial statements.

NOTE 9. FEDERAL HOME LOAN BANK OF NEW YORK STOCK

Federal Home Loan Bank of New York (“FHLB”) stock, which represents required investment in the common stock of a correspondent bank, is carried at cost and as of September 30, 2009 and December 31, 2008, consists of the common stock of FHLB.

Management evaluates the FHLB stock for impairment in accordance with FASB ASC 942-325-35 (Prior authoritative literature: Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others).  Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB stock as of September 30, 2009.

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

The Company’s total assets as of September 30, 2009 were $156.5 million compared to $149.7 million at December 31, 2008, an increase of $6.8 million, or 4.5%. Loans receivable increased $11.4 million, or 11.6%, to $109.6 million at September 30, 2009 from $98.2 million at December 31, 2008.  Mortgage-backed securities decreased $3.5 million,  or 10.6%, to $29.4 million at September 30, 2009 from $32.9 million as of December 31, 2008. Cash and cash equivalents decreased $810,000 or 10.5%, to $6.9 million at September 30, 2009 from $7.7 million at December 31, 2008.

           Total deposits increased $13.9 million, or 13.7%, to $115.6 million at September 30, 2009 from $101.7 million at  December 31, 2008.  As of September 30, 2009, advances from the Federal Home Loan Bank of New York (“FHLB”) were $22.3 million compared to $28.6 million as of December 31, 2008, a decrease of $6.3 million, or 22.0%.

Total stockholders’ equity increased $608,000 to $15.2 million at September 30, 2009 from $14.6 million at December 31, 2008.  The increase to stockholders’ equity reflects net income of $415,000, an amortization of $14,000 of unearned ESOP shares, amortization of $31,000 of restricted stock awards for the Company’s Stock-Based Incentive Program, amortization of $31,000 of stock option awards and $121,000 of accumulated other comprehensive income. This was partially offset by $4,000 of repurchases of shares under the stock repurchase program.

On August 30, 2007, the Company approved a stock repurchase program and authorized  the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock. Stock repurchases are made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions.  Repurchased stock will be held as treasury stock and will be available for general corporate purposes.  During the quarter ended September 30, 2009, the Company did not repurchase any shares. As of September 30, 2009, under the current program, 12,750 shares were repurchased at a weighted average price of $4.44 per share.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and September 30, 2008

General.   Net income increased by $6,000, to $84,000 for the quarter ended September 30, 2009 from $78,000 for the same quarter in 2008.  The increase in net income for the quarter was primarily due to an increase of $189,000 in interest income, and a decrease of $24,000 in interest expense on borrowings from the FHLB. This was partially offset by increases of $23,000 in interest expense on deposits, $52,000 in provision for loan loss, $75,000 in   non-interest expense and, $10,000 in income tax expense, and a decrease of $46,000 in non-interest income.

Interest Income.  Total interest income increased $189,000, or 9.7%, to $2.1 million for the quarter ended September 30, 2009 from $1.9 million for the quarter ended September  30, 2008. The increase in interest income can be primarily attributed to a higher interest earning asset base partially offset by a lower average yield for these assets.  For the three months ended September 30, 2009, the average balance of $147.0 million in interest-earning

Index

assets earned an average yield of 5.80% compared to an average yield of 5.91% on an average balance of $131.6 million for the three months ended September 30, 2008.

Interest income on loans increased $139,000, or 9.2%, to $1.6 million for the quarter ended September 30, 2009 from $1.5 million for the same quarter in 2008.  The average balance of loans increased $12.1 million to $108.0 million for the quarter ended September 30, 2009 from $95.9 million for the quarter ended September 30, 2008.  The average yield on loans decreased by 19 basis points to 6.09% for the quarter ended September 30 2009 from 6.28% for the quarter ended September 30, 2008.

Interest income on mortgage-backed securities increased $101,000, or 27.6%, to $467,000 for the quarter ended September 30, 2009 from $366,000 for the quarter ended September 30, 2008.  The average balance of mortgage-backed securities increased $2.6 million, or 9.4%, to $30.3 million for the quarter ended September 30, 2009 from $27.7 million for the quarter ended September 30, 2008.  The average yield increased by 87 basis points to 6.16% for the quarter ended September 30, 2009 from 5.29% for the same period in 2008.

Interest income on investment securities decreased $31,000, or 62.0%, to $19,000 for the quarter ended September 30, 2009 from $50,000 for the quarter ended September 30, 2008. The average balance of investment securities decreased by $2.0 million, or 60.6%, to $1.3 million for the quarter ended September 30, 2009 from $3.3 million for the quarter ended September 30, 2008.  The average yield on investment securities decreased 22 basis points to 5.79%, for the quarter ended September 30, 2009 from an average yield of 6.01% for the quarter ended September 30, 2008, primarily due to a lower dividend received on FHLB stock.

Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold, decreased $20,000, or 90.9%, to $2,000 for the quarter ended September 30, 2009 from $22,000 for the quarter ended September 30, 2008.   The average yield on other interest earning assets decreased by 177 basis points to 0.11% for the quarter ended September 30, 2009 from 1.88% for the quarter ended September 30, 2008 primarily due to the decline in interest rates on interest-earning deposits and federal funds sold. As a partial offset, the average balance of other interest earning assets increased $2.7 million, or 57.4%, to $7.4 million for the quarter ended September 30, 2009 from $4.7 million for the quarter ended September 30, 2008.

Interest Expense.   Total interest expense, comprised of interest expense on deposits and interest expense on FHLB borrowings, decreased $1,000, or 0.1%, to $840,000 for the quarter ended September 30, 2009 from $841,000 for the quarter ended September 30, 2008. The average cost of interest-bearing liabilities decreased by 29 basis points to 2.51% for the quarter ended September 30, 2009 from 2.80% for the quarter ended September 30, 2008.  The average balance of interest-bearing liabilities increased $13.8 million, or 11.5% to $133.9 million for the quarter ended September 30, 2009 from $120.1 million for the quarter ended September 30, 2008.

Interest expense on deposits increased $23,000, or 4.0%, to $599,000 for the quarter ended September 30, 2009 from $576,000 for the quarter ended September 30, 2008.  The average cost of interest-bearing deposits decreased by 23 basis points to 2.18% for the quarter ended September 30, 2009 from 2.41% for the quarter ended September 30, 2008, reflecting the declining trend of interest rates on deposits.  As a partial offset, the average balance of interest-bearing deposits increased $14.5 million, or 15.2%, to $110.1 million for the quarter ended September 30, 2009 from $95.6 million for the quarter ended September 30, 2008.

Interest expense on FHLB borrowings decreased $24,000, or 9.1%, to $241,000 for the quarter ended September 30, 2009, from $265,000 for the quarter ended September 30, 2008.  The average balance of FHLB borrowings decreased $714,000 or 2.9%, to $23.8 million for the quarter ended September 30, 2009, from $24.5 million for the quarter ended September 30, 2008. The average cost of FHLB borrowings decreased by 27 basis points to 4.05% for the quarter ended September 30 2009, from 4.32% for the quarter ended September 30, 2008.

Net Interest Income.  Net interest income increased $190,000, or 17.2%, to $1.3 million for the quarter ended September 30, 2009 from $1.1 million for the same quarter in 2008.  The interest rate spread was 3.29% for the quarter ended September 30, 2009 compared to 3.10% for the quarter ended September 30, 2008, an increase of 19 basis points.  Interest margin for the quarter ended September 30, 2009 was 3.51% compared to 3.35% for the quarter ended September 30, 2008, an increase of 16 basis points.  The increase in interest rate spread and interest

Index

margin can be attributed primarily to the decrease in the average yield of interest-bearing deposits and FHLB borrowings, as well as the increase in the average balance of loans receivable.

Provision for Loan Losses.  The Company establishes the provision for loan losses, which is charged to operations, at a level deemed appropriate to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on the evaluation of these factors, a provision of $52,000 was recorded for the three months ended September 30, 2009. No provision for loan losses was recorded for the three months ended September 30, 2008.   The level of the allowance at September 30, 2009 is based on estimates, and the ultimate losses may vary from the estimates.  Non-performing loans increased to $2.7 million, or 1.74% of total assets as of September 30, 2009 from $737,000 or 0.52% of total assets as of September 30, 2008. As of September 30, 2009, the non-performing loans total included three 1-4 residential loans totaling $1.3 million, and a construction loan of $1.4 million which, at quarter-end, did not warrant a specific provision for loan loss.

Non-Interest Income.  Non-interest income decreased $46,000, or 40.7%, to $67,000 for the quarter ended September 30, 2009 from $113,000 for the quarter ended September 30, 2008.  This was primarily attributable to the  one-time legal settlement proceeds of $41,000 during the quarter ended September 30, 2008.

Non-Interest Expenses.   Non-interest expenses increased $75,000, or 6.8%, to $1.2 million for the quarter ended September 30, 2009 from $1.1 million for the quarter ended September 30, 2008.  The net increase of $75,000 in non-interest expenses is primarily attributable to increases to salaries and employee benefits, professional fees and other non-interest expenses, partially offset by decreases to net occupancy expense of premises.  Federal Deposit Insurance Corporation Premiums increased $38,000 to $42,000 for the three months ended September 30, 2009 from $4,000 for the three months ended September 30, 2008 primarily due to higher premiums and assessments.

Income Tax Expense.  The provision for income taxes increased $10,000, to $46,000 for the quarter ended September 30, 2009 compared to an expense of $36,000 for the same quarter in 2008.

 Comparison of Operating Results for the Nine Months Ended September 30, 2009 and September 30, 2008

General.   Net income increased by $326,000, to $415,000 for the nine months ended September 30, 2009 from $89,000 for the same nine months in 2008.  The increase in net income for the nine months was primarily due an increase of $209,000 in total interest income, and decreases of $129,000 in interest expense on deposits, $103,000 in interest expense on FHLB borrowings and $202,000 in non-interest expenses, which were partially offset by a decrease of $57,000 in non-interest income, and increases of $74,000 in provision for loan losses and $186,000 in income taxes.

Interest Income.   Interest income increased $209,000 or 3.5%, to $6.2 million for the nine months ended September 30, 2009 from $6.0 million for the nine months ended September 30, 2008. The increase in interest income can be primarily attributed to a higher interest earning asset base, partially offset by a lower average yield.  For the nine months ended September 30, 2009 the average balance of $143.9 million in interest-earning assets earned an average yield of 5.74% compared to an average yield of 5.97% on an average balance of $133.8 million for the nine months ended September 30, 2008.

Interest income on loans increased $145,000, or 3.1%, to $4.8 million for the nine months ended September 30, 2009 from $4.6 million for the same nine months in 2008.  The average balance of loans increased $5.1 million to $102.4 million for the nine months ended September 30, 2009 from $97.3 million for the nine months ended September 30, 2008.  The average yield on loans decreased by 14 basis points to 6.20% for the nine months ended September 30, 2009 from 6.34% for the nine months ended September 30, 2008.

Interest income on mortgage-backed securities increased $337,000, or 32.5%, to $1.4 million for the nine months ended September 30, 2009 from $1.0 million for the nine months ended September 30, 2008.  The average

Index

balance of mortgage-backed securities increased $6.3 million, or 24.5% to $32.0 million for the nine months ended September 30, 2009 from $25.7 million for the nine months ended September 30, 2008.  The average yield increased by 36 basis points to 5.73% for the nine months ended September 30, 2009 from 5.37% for the same period in 2008.

Interest income on investment securities decreased $171,000, or 77.4%, to $50,000 for the nine months ended September 30, 2009 from $221,000 for the nine months ended September 30, 2008.  The average balance of investment securities decreased by $2.7 million to $1.4 million for the nine months ended September 30, 2009 from $4.1 million for the nine months ended September 30, 2008.  The average yield on investment securities decreased 215 basis points to 4.94%, for the nine months ended September 30, 2009 from an average yield of 7.09% for the nine months ended September 30, 2008, primarily due to a higher dividend received on FHLB stock during the nine month period ending September 30, 2008.

Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold, decreased $103,000, or 94.5%, to $6,000 for the nine months ended September 30, 2009 from $109,000 for the nine months ended September 30, 2008. The average yield on other interest earning assets decreased by 207 basis points to 0.10% for the nine months ended September 30, 2009 from 2.17% for the nine months ended September 30, 2008. As a partial offset, the average balance of other interest earning assets increased $1.4 million to $8.1 million for the nine months ended September 30, 2009 from $6.7 million for the nine months ended September 30, 2008.

Interest Expense.   Total interest expense, comprised of interest expense on deposits and interest expense on FHLB borrowings, decreased $232,000, or 8.3%, to $2.6 million for the nine months ended September 30, 2009 from $2.8 million for the nine months ended September 30, 2008. The average cost of interest-bearing liabilities decreased by 45 basis points to 2.59% for the nine months ended September 30, 2009 from 3.04% for the nine months ended September 30, 2008.  As a partial offset, the average balance of interest-bearing liabilities increased $9.3 million, or 7.6% to $131.7 million for the nine months ended September 30, 2009 from $122.4 million for the nine months ended September 30, 2008.

Interest expense on deposits decreased $129,000, or 6.7%, to $1.8 million for the nine months ended September 30, 2009 from $1.9 million for the nine months ended September 30, 2008.  The average cost of interest-bearing deposits decreased by 40 basis points to 2.25% for the nine months ended September 30, 2009 from 2.65% for the nine months ended September 30, 2008. As a partial offset, the average balance of interest-bearing deposits increased $9.8 million, or 10.1% to $107.0 million for the nine months ended September 30, 2009 from $97.2 million for the nine months ended September 30, 2008.

Interest expense on FHLB borrowings decreased $103,000, or 12.1%, to $749,000 for the nine months ended September 30, 2009, from $852,000 for the nine months ended September 30, 2008.  The average balance of FHLB borrowings decreased $449,000 to $24.8 million for the nine months ended September 30, 2009, from $25.2 million for the nine months ended September 30, 2008. The average cost of FHLB borrowings decreased by 48 basis points to 4.03% for the nine months ended September 30, 2009, from 4.51% for the nine months ended September 30, 2008.

Net Interest Income.  Net interest income increased $442,000, or 13.8%, to $3.6 million for the nine months ended September 30, 2009 from $3.2 million for the same nine months in 2008.  The interest rate spread was 3.16% for the nine months ended September 30, 2009 compared to 2.93% for the nine months ended September 30, 2008, an increase of 23 basis points.  Interest margin for the nine months ended September 30, 2009 was 3.38% compared to 3.19% for the nine months ended September 30, 2008, an increase of 19 basis points.  The increase in interest rate spread and interest margin can be attributed primarily to the increase in the average balance of interest-earning assets and the decrease in the average cost of interest-bearing liabilities.

Provision for Loan Losses.  The Company establishes provisions for loan losses, which are charged to operations, at a level deemed appropriate to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on the

Index

evaluation of these factors, a provision of $74,000 was recorded for the nine months ended September 30, 2009.  For the nine months ended September 30, 2008, a provision of $66 was recorded.  The provision for loan losses was established to address probable and estimable losses in the loan portfolio.  The level of the allowance at September 30, 2009 is based on estimates, and the ultimate losses may vary from the estimates.  Non-performing loans increased to $2.7 million, or 1.74% of total assets as of September 30, 2009, from $737,000 or 0.52% of total assets as of September 30, 2008. As of September 30, 2009, the non-performing loan total included three 1-4 residential loans totaling $1.3 million, and a construction loan of $1.4 million which, at this time, did not warrant a specific provision for loan loss.

Non-Interest Income.  Non-interest income decreased $58,000, to $200,000 for the nine months ended September 30, 2009 from $258,000 for the nine months ended September 30, 2008.  This was primarily attributable to the one-time legal settlement proceeds of $41,000 during the nine months ended September 30, 2008, as well as a decrease in fees and service charges of $12,000.

Non-Interest Expenses.   Non-interest expenses decreased $202,000, or 6.1%, to $3.1 million for the nine months ended September 30, 2009 from $3.3 million for the nine months ended September 30, 2008.  The net decrease of $202,000 in non-interest expense is primarily attributable to decreases to salaries and employee benefits, directors’ compensation, net occupancy expense of premises and other insurance premiums, which were partially offset by increases in equipment and other non-interest expenses. Salaries and employee benefits decreased $392,000 to $1.3 million for the nine months ended September 30, 2009, from $1.7 million for the nine months ended September 30, 2008, primarily due to a pre-tax curtailment credit of $416,000, net of actuarial expense resulting from the freezing of the defined benefit plan.   Federal Deposit Insurance Premiums increased $174,000 to $185,000 for the nine months ended September 30, 2009 from $11,000 for the nine months ended September 30, 2008 primarily due to an increase in premiums assessments and a one-time assessment for Federal Deposit Insurance.

Income Tax Expense.  The provision for income taxes increased $186,000, to $227,000 for the nine months ended September 30, 2009 from $41,000 for the same nine months in 2008, primarily due to an increase in income before income taxes of $512,000 during 2009.

Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the “OTS”) regulations sufficient to ensure the Association’s safe and sound operation.  The Association’s liquidity averaged 5.65% during the month of September 2009.  The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities.  Net loans totaled $109.6 million and $98.2 million at September 30, 2009 and December 31, 2008, respectively.  Mortgage-backed securities held to maturity totaled $29.4 million and $32.9 million at September 30, 2009 and December 31, 2008, respectively.  In addition to funding new loans and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities and maturities of investment securities.

Index

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits.  If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds.  At September 30, 2009, the Company had a borrowing limit of $73.2 million from the FHLB, of which $22.3 million was advanced. At December 31, 2008, advances from the FHLB totaled $28.6 million.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations.  At September 30, 2009, the Association had outstanding commitments to originate or purchase loans of $13.1 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2009, totaled $62.9 million.  Management believes that, based upon its experience and the Association’s deposit flow history, a significant portion of such deposits will remain with the Association.

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

The following table sets forth the Association’s capital position at September 30, 2009, as compared to the minimum regulatory capital requirements:

	Actual		Minimal Capital Requirements		Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
Total Capital	$16,483	18.91%	>$6,974	>8.00%	>$8,718	>10.00%
(to risk-weighted assets)

Tier 1 Capital	16,230	18.62%	> -	> -	>5,231	> 6.00%
(to risk-weighted assets)

Core (Tier 1) Capital	16,314	10.52%	> 6,200	>4.00%	>7,750	> 5.00%
(to adjusted total assets)

Tangible Capital	16,314	10.52%	> 2,325	>1.50%	>-	>-
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

Index

Net Portfolio Value

The Association’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association’s quarterly Thrift Financial Reports. The following table sets forth the Association’s NPV as of September 30, 2009, the most recent date the Association’s NPV was calculated by the OTS.

Change in		Net Portfolio Value			Net Portfolio Value as a Percentage of Present Value of Assets
Interest Rates (basis points)		Estimated NPV	Amount of Change	Percent of Change	NPV Ratio	Change in Basis Points
		(Dollars in Thousands)

+	300	$14,961	$(7,309)	(33%)	9.52%	-384
+	200	18,157	(4,114)	(18%)	11.27%	-209
+	100	20,778	(1,492)	(7%)	12.64%	- 73
+	50	21,676	(594)	( 3%)	13.08%	- 28
	0	22,270	—	—	13.36%	—
-	50	22,565	295	1%	13.49%	12
-	100	22,656	386	2%	13.51%	14

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them in a timely manner to material information relating to us (or our consolidated subsidiary) required to be included in our periodic SEC filings.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2005, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. On August 30, 2007, the Company approved a second stock repurchase program and authorized  the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of September 30, 2009, 62,750 total shares have been repurchased by the Company. During the quarter ended September 30, 2009, no shares were repurchased. These total repurchased shares do not include the stock dividend shares of 1,340 which, along with the repurchased shares, are held as treasury stock.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2009 through July 31, 2009	-	$ -	62,750	37,250
August 1, 2009 through August 31, 2009	-	-	62,750	37,250
September 1, 2009 through September 30, 2009	-	-	62,750	37,250

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

FLATBUSH FEDERAL BANCORP, INC.

Date:	November 16, 2009	By:	/s/ Jesus R. Adia
Jesus R. Adia
President and
Chief Executive Officer

Date:	November 16, 2009	By:	/s/ John S. Lotardo
John S. Lotardo
Executive Vice President and Chief
Financial Officer