Form 10-K
period 2009-12-31
FLATBUSH FEDERAL BANCORP INC
filed 2010-03-30
CIK 1243496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405) of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company.       Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold on the OTC Bulletin Board as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,325,955.

The number of shares outstanding of the registrant’s common stock was 2,736,907 as of March 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Annual Report to Shareholders for the fiscal year ended December 31, 2009 (Part II).
2.	Proxy Statement for the 2010 Annual Meeting of Stockholders (Part III)

FLATBUSH FEDERAL BANCORP, INC.
2009 FORM 10-K

ITEM 1.	BUSINESS

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

Flatbush Federal Bancorp, Inc.

Flatbush Federal Bancorp, Inc. (the “Company”) is a Federal corporation which was organized in 2003 as part of the mutual holding company reorganization of Flatbush Federal Savings & Loan Association (the “Association”).  The Company’s principal asset is its investment in Flatbush Federal Savings & Loan Association.  The Company is a majority owned subsidiary of Flatbush Federal Bancorp, MHC (“Flatbush MHC”), a Federally-chartered mutual holding company.  Flatbush MHC owned 1,484,208 shares of common stock, or 54.23% of the outstanding shares of the common stock at December 31, 2009. At December 31, 2009, the Company had consolidated assets of $156.0 million, deposits of $115.2 million and stockholders’ equity of $15.2 million.  The Company’s executive office is located at 2146 Nostrand Avenue, Brooklyn, New York 11210 and its telephone number is (718) 859-6800.

Flatbush Federal Savings & Loan Association

General. The Association’s principal business consists of attracting retail deposits from the general public in the areas surrounding its three locations in Brooklyn, New York and investing those deposits, together with funds generated from operations, primarily in one-to-four family residential mortgage loans, commercial real estate loans, construction loans, investment securities, and mortgage-backed securities.  The Association’s revenues are derived principally from the interest on loans and securities, loan origination and servicing fees, bank owned life insurance (“BOLI”) income, and service charges and fees collected on deposit accounts.  The Association’s primary sources of funds are deposits, principal and interest payments on loans and securities, and borrowings.

Competition. The Association faces intense competition within its market area both in making loans and attracting deposits.  The New York City area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions.  Some of the Association’s competitors offer products and services that it currently does not offer, such as trust services and private banking.  As of December 31, 2009, the Association’s market share of deposits represented less than one half of one percent of deposits in Kings County.

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

Market Area. The Association operates in an urban market area that has a stable population and household base.  The Association’s primary lending area is concentrated in Brooklyn, as well as the other four boroughs of New York City, and Long Island, New York.  One-to-four family residential real estate in the market area is characterized by a large number of attached and semi-detached houses, including a number of two-and three-family homes and condominium apartments.  Most of the deposit customers are residents of the greater New York metropolitan area.  The economy of the market area is characterized by a large number of small retail establishments.  The Association’s customer base is comprised of middle-income households, and to a lesser extent, low-to-moderate-income households.

Lending Activities. Historically, the Association’s principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one-to-four family residential real property.  Historically, the Association retained all loans that it originated.  However, beginning in 2002 the Association sold a limited number of its one- to-four family loans, on a servicing retained basis, to the Federal Home Loan Bank of New York.  No loans were sold during the year ended December 31, 2009. One-to-four family residential real estate mortgage loans represented $79.3 million, or 68.90%, of our loan portfolio at December 31, 2009.  The Association also offers commercial real estate loans, multifamily loans, condominium loans and construction loans secured by real estate. Construction loans totaled $10.0 million, or 8.65% of the total loan portfolio at December 31, 2009. Commercial real estate loans totaled $20.8 million, or 18.05% of the total loan portfolio at December 31, 2009.  Multi-family real estate loans totaled $4.4 million, or 3.84% of the total loan portfolio at December 31, 2009.  On a limited basis, non real estate secured loans are originated and consist of, passbook loans and credit card loans.

Loan Portfolio Composition.  The following table sets forth the composition of the Association’s loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of loans in process, the allowance for loan losses and net deferred fees.

	At December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans:
One- to four-family	$79,344	68.90%	$77,579	73.43%
Multi-family	4,425	3.84	1,994	1.89
Commercial	20,784	18.05	10,747	10.17
Construction	9,965	8.65	15,102	14.29
Land	399	0.35	-	-
Total real estate loans	114,917	99.79	105,422	99.78

Other Loans:
Unsecured Business	20	0.02	-	-
Passbook or certificate	38	0.03	61	0.06
Home equity	139	0.12	117	0.11
Credit cards	43	0.04	51	0.05
Total other loans	240	0.21	229	0.22
Total loans	115,157	100%	105,651	100%

Less:
Loans in process	3,231		7,084
Allowance for loan losses	828		191
Deferred loan fees	110		135
	4,169		7,410
Total loans receivable, net	$110,988		$98,241

Maturity of Loan Portfolio.  The following table shows the remaining contractual maturity of loans at December 31, 2009.  The table does not include the effect of possible prepayments or due on sale clause payments.

	One-to-Four Family	Multi-Family	Commercial Real Estate	Construction	Land	Passbook or Certificate	Home Equity	Credit Cards	Unsecured Business	Total
One year or less	$18	$112	$1,166	$9,965	$-	$38	$-	$43	$-	$11,342

After one year:
1 to 3 years	1,180	-	2,012	-	-	-	26	-	20	3,238
3 to 5 years	1,066	-	4,322	-	399	-	17	-	-	5,804
5 to 10 years	16,610	2,377	8,418	-	-	-	96	-	-	27,501
10 to 20 years	11,132	1,491	4,866	-	-	-	-	-	-	17,489
More than 20 years	49,338	445	-	-	-	-	-	-	-	49,783
Total due after one year	79,326	4,313	19,618	-	399	-	139	-	20	103,815

Total loans	79,344	4,425	20,784	9,965	399	38	139	43	20	115,157

Less:
Loans in process	-	-	-	3,231	-	-	-	-	-	3,231
Allowance for loan losses	85	13	173	551	4	-	-	2	-	828
Deferred loan fees	78	8	24	5	-	-	(5)	-	-	110

Total loans receivable, net	$79,181	$4,404	$20,587	$6,178	$395	$38	$144	$41	$20	$110,988

The total amount of loans due after December 31, 2010 that have fixed interest rates is $84.5 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $19.3 million. Of the $19.6 million of commercial real estate loans due after December 31, 2010, 15.8% have fixed interest rates and 84.2% have adjustable interest rates.  At December 31, 2009, there were no construction loans due after December 31, 2010.

One-to-Four Family Residential Loans. The Association’s primary lending activity consists of the origination of one-to-four family residential mortgage loans that are primarily secured by properties located in Brooklyn, as well as the other four boroughs of New York City, and Long Island, New York.  At December 31, 2009, approximately $79.3 million, or 68.90% of our loan portfolio, consisted of one- to-four family residential loans.  Generally, one-to-four family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property. Private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%.  The Association will not make loans with a loan-to-value ratio in excess of 95% for loans secured by single family homes and 90% for loans secured by two-to-four family properties.  Fixed-rate loans are originated for terms of 15 and 30 years.  At December 31, 2009, the Association’s largest loan secured by one-to-four family real estate had a principal balance of $975,000 and was secured by a one-family residence.  This loan was performing in accordance with its terms.

The Association also offers adjustable-rate mortgage loans with one, two, three and five year adjustment periods based on changes in a designated United States Treasury index.  During the year ended December 31, 2009, the Association originated one adjustable rate mortgage for $293,000. In general, the adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points. Adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower.  At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by the loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates.  At December 31, 2009, $3.8 million, or 4.75% of the Association’s one-to-four family residential loans had adjustable rates of interest.

All one-to-four family residential mortgage loans that the Association originates include “due-on-sale” clauses, which give the Association the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

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

Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled approximately $4.4 million, or 3.84% of the total loan portfolio at December 31, 2009.  Multi-family real estate loans generally are secured by rental properties.  Substantially all multi-family real estate loans are secured by properties located within the Association’s lending area.  At December 31, 2009, the

Association had twelve multi-family loans with an average principal balance of $369,000, and the largest multi-family real estate loan had a principal balance of $838,000.  All of the loans secured by multi-family real estate properties are performing in accordance with their terms.  Multi-family real estate loans generally are offered with adjustable interest rates that adjust after five years.  Multi-family loans are originated for terms of up to 15 years.  Multi-family real estate loan adjustments are tied to the prime rate as reported in The Wall Street Journal, or the FHLB five year advance rate.

The Association considers a number of factors in originating multi-family real estate loans.  Management evaluates the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan.  When evaluating the qualifications of the borrower, management considers the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with the Association and other financial institutions.  In evaluating the property securing the loan, the factors considered include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 125% of the debt service, and the ratio of the loan amount to the appraised value of the mortgaged property.  Multi-family real estate loans are originated in amounts up to 75% of the appraised value of the mortgaged property securing the loan.  All multi-family loans are appraised by outside independent appraisers approved by the board of directors. An environmental inspection, performed by an independent environmental engineer approved by the board of directors, may be required on certain loans.  Personal guarantees may be obtained from multi-family real estate borrowers.

Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to-four family residential mortgage loans and carry larger loan balances.  This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by multi-family real estate typically depends upon the successful operation of the real estate property securing the loan.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Commercial Real Estate Loans. At December 31, 2009, $20.8 million, or 18.05% of the total loan portfolio consisted of commercial real estate loans.  Commercial real estate loans are secured by office buildings, mixed use properties and other commercial properties.  The Association generally originates adjustable rate commercial real estate loans, as well as balloon maturity loans, with maximum terms of up to 15 years.  The maximum loan-to-value ratio of commercial real estate loans is 75%.  At December 31, 2009, the Association had 41 commercial real estate loans with an average outstanding balance of $507,000.  At December 31, 2009, the Association’s largest loan secured by commercial real estate was a $2.0 million loan. At December 31, 2009, this loan was performing in accordance with its terms.  At December 31, 2009, one loan of $766,000, secured by commercial real estate was not performing in accordance with its terms.

The Association considers a number of factors in originating commercial real estate loans.  Management evaluates the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan.  When evaluating the qualifications of the borrower, management considers the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with the Association and other financial institutions.  In evaluating the property securing the loan, the factors management considered include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 125% of the debt service, and the ratio of the loan amount to the appraised value of the mortgaged property.   All commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. An environmental inspection is performed by an independent environmental engineer approved by the board of directors.    Personal guarantees may be obtained from commercial real estate borrowers.

Loans secured by commercial real estate generally are larger than one-to-four family residential loans and involve greater credit risk.  Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers.  Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

Construction Loans.  At December 31, 2009, $10.0 million, or 8.65% of the Association’s total loan portfolio consisted of construction loans.  Construction loans are originated by the Association which  currently offers adjustable-rate multi-family construction loans. The Association also participates in construction loans with adjustable rates for the construction of multifamily and non-residential real estate.  At December 31, 2009, the largest construction loan was a $1.6 million participation of which $996,000 was advanced.  The loan was performing in accordance with its terms.  These loans have interest rates that adjust monthly.  Construction loans require the payment of interest only during the construction period.  Construction loans will generally be made in amounts of up to 75% of the lower of the appraisal value of the property, or the actual cost of the improvements.  Funds are disbursed in accordance with a schedule reflecting the completion of portions of the project.  At December 31, 2009, the Association’s construction loans are secured by properties located in Brooklyn, Queens, Long Island and Manhattan.

Construction loans generally involve a greater degree of credit risk than one-to-four family residential mortgage loans.  The risk of loss on a construction loan depends upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost of construction.  If the estimated cost of construction is inaccurate, funds may have to be advanced beyond the original amount committed in order to protect the value of the property. An environmental inspection is performed by an independent environmental engineer.

In addition, because construction loans primarily consist of participation loans, the Company relies on other parties to document the loans. As a result, the Company has less control over the underwriting and monitoring of these loans.

Other Loans.  The Association offers a variety of loans secured by real estate, or by property other than real estate.  These loans include loans secured by deposits, home equity loans, and credit cards secured by deposit accounts, as well as unsecured credit cards and business loans.  At December 31, 2009, these other loans totaled $240,000, or 0.21% of the total loan portfolio.

Origination and Servicing of Loans.  Historically, the Association has originated mortgage loans pursuant to underwriting standards that generally conform with the Fannie Mae and Freddie Mac guidelines.  Loan origination activities are primarily concentrated in Brooklyn, as well as the other four boroughs of New York City, and Long Island, New York. Properties securing real estate and construction loans are primarily located in Brooklyn, Queens, Long Island and Manhattan.  New loans are generated primarily from walk-in customers, customer referrals, a network of mortgage brokers, and other parties with whom the Association does business, and from the efforts of employees and advertising.  Loan applications are underwritten and processed at the main office.  The Association services all loans that it originates.

The following table shows the loan originations, purchases, sales and repayment activities for the periods indicated.

	Years Ended December 31,
	2009	2008
	(In Thousands)

Beginning of period	$98,241	$101,483

Originations by Type:
Real estate:
One-to-four family	8,928	4,521
Multi-family	2,090	1,050
Commercial	10,546	3,079
Construction	500	-
Other loans:
Unsecured business	20	-
Passbook or certificate	20	27
Home equity	100	-
Credit cards	118	134
Total originations	22,322	8,811

Purchases:
Real estate:
Construction	3,300	6,103
Total purchases	3,300	6,103

Sales and Repayments:
Real estate:
One-to-four family	-	-
Total sales		-
Principal repayments	(12,263)	(18,197)
Total reductions	(12,263)	(18,197)
Increase in other items, net	(612)	41
Net increase (decrease)	12,747	(3,242)
Ending of period	$110,988	$98,241

Loan Approval Procedures and Authority.  The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  To assess the borrower’s ability to repay, the Association reviews the employment and credit history and information on the historical and projected income and expenses of mortgagors or if applicable, the historical and projected income and expenses of the property.  All loans  are approved by the board of directors.

The Association requires appraisals of all real property securing loans, and if applicable, environmental inspections.  Appraisals are performed by independent licensed appraisers.  All appraisers are approved by the board of directors. The Association requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan.

Non-performing and Problem Assets

After a mortgage loan becomes 10 days past due, a computer generated late notice is delivered to the borrower.  A second late notice is sent once the loan becomes 16 days past due.  When a loan becomes 30 days delinquent, a delinquency notice is sent to the borrower and an attempt is made to make personal contact with the borrower by letter or telephone from the head of the collection department to establish an acceptable repayment schedule.  When a mortgage loan is 90 days delinquent and no acceptable resolution has been reached, the loan is placed in foreclosure and the property collateral is appraised and inspected.    Management is authorized to begin foreclosure proceedings on any loan after determining that it is prudent to do so.

Mortgage loans are reviewed on a regular basis and such loans, with the exception of loans guaranteed by the Federal Housing Administration, may be placed on non-accrual status when they become delinquent 90 days or more.  When loans are placed on a non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Loans guaranteed by the Federal Housing Administration may be placed on non-accrual status when they become delinquent 120 days or more.

Non-performing Loans. At December 31, 2009, $4.0 million, or 3.61%, of the Association’s total loans were non-performing loans.

Non-performing Assets.  The table below sets forth the amounts and categories of the non-performing assets at the dates indicated.  Delinquent loans that are 90 days or more past due are generally considered non-performing assets.  During the 2009 and 2008 periods presented, there was one troubled debt restructuring of $400,000 and $0, respectively.  There were no restructured loans past due 90 days or more, or in a nonaccrual status at December 31, 2009.  For the year ended December 31, 2009, non-accruing loans consisted of five one-to-four family residential loans of $1.8 million, one commercial real estate loan participation of $766,000, one construction loan participation of $1.5 million with a $460,00 specific valuation allowance reserved and five credit card loans of $3,000.

	At December 31,
	2009	2008
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family	$1,784	$823
Commercial	766	-
Construction	1,456	-
Credit cards	3	4
Total	4,009	827

Accruing loans delinquent 90 days or more:	-	-

Total non-performing loans	$4,009	$827
Total as a percentage of total assets	2.57%	0.55%
Total as a percent of total loans	3.61%	0.84%

For the years ended December 31, 2009 and 2008, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $152,000 and $21,000, respectively.  No interest income was recognized on such loans subsequent to their non-accrual status for the years ended December 31, 2009 or 2008.

Delinquent Loans. The following table sets forth the loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	At December 31, 2009				At December 31, 2008
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real Estate loans:
One-to-four family	2	$739	5	$1,784	-	$-	4	$823
Multi-family	-	-	-	-	-	-	-	-
Commercial real estate	-	-	1	766	-	-	-	-
Construction	-	-	1	1,456	-	-	-	-
Land	-	-	-	-	-	-	-	-
Total	2	739	7	4,006	-	-	4	823

Other loans:
Unsecured business	-	-	-	-	-	-	-	-
Passbook or certificate	-	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-	-
Credit cards	-	-	5	3	-	-	6	4
Total other loans	-	-	5	3	-	-	6	4
Total delinquent loans	2	$739	12	$4,009	-	$-	10	$827

Delinquent loans to total loans		0.67%		3.61%		-%		0.84%

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

On the basis of management’s review of its assets, at December 31, 2009 the Association had classified $1.8 million in one to four family residential loans, $766,000 in commercial real estate, $1.5 million in construction loan participation and $2,000 in Visa credit card loans respectively, as substandard and $516,000 in one to four family residential loans as special mention. The construction loan of $1.5 million has a specific valuation allowance of $463,000.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.  Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

The Association’s allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable.  Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions.  Management utilizes a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of the loan portfolio.  Management maintains a loan review system, which allows for a periodic review of the loan portfolio and the early identification of potential impaired loans.  Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers.  Specific loan loss allowances are established for identified losses based on a review of such information.  A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that the Association will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans identified as impaired are evaluated independently.  Management does not aggregate such loans for evaluation purposes.  Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable.  The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans.  Loans which are determined to be uncollectible are charged against the allowance.  While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions.  The allowance for loan losses as of December 31, 2009 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

Payments received on impaired loans are applied to principal. The Association had three loans totaling $2.6 million deemed to be impaired at December 31, 2009 and had no loans deemed to be impaired at December 31, 2008. Impaired loans consisted of a construction loan participation of $1.5 million on which a $463,000 specific valuation allowance was reserved, a commercial real estate loan participation of $766,000 and a land loan participation of $399,000.  The payment status of the land loan is current but, due to debt restructuring during 2009, is considered impaired.

In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the allowance for loan losses.  The OTS may require that the Association recognize additions to the allowance based on its evaluation of information available to it at the time of the examination.

Allowance for Loan Losses.  The following table analyzes changes in the allowance for the periods presented.

	Years Ended December 31,
	2009	2008
	(Dollars In Thousands)

Balance at beginning of period	$191	$202

Charge-offs:
One-to-four family	10	-
Small Business Administration	-	12
Credit cards	3	-
Total charge-offs	13	12

Recoveries	-	-

Net charge-offs	13	12
Additions charged to operations	650	1
Ending balance	$828	$191

Ratio of non-performing assets to total assets at the end of period	2.57%	0.55%

Ratio of net charge-offs during the period to loans outstanding during the period	0.011%	0.012%

Ratio of allowance for loan losses to loans outstanding	0.75%	0.19%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories. The total amount of loan loss allowance of $828,000 for the year ended December 31, 2009 includes a specific valuation allowance of  $463,000 reserved for one construction loan participation of $1.5 million.

	At December 31,
	2009			2008
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
One-to-four family	$85	$79,344	68.90%	$87	$77,579	73.43%
Multi-family	13	4,425	3.84	5	1,994	1.89
Commercial	173	20,784	18.05	27	10,747	10.17
Construction	551	9,965	8.65	53	15,102	14.29
Land	4	399	0.35	-	-	-
Passbook or certificate	-	38	0.03	-	61	0.06
Home equity	-	139	0.12	-	117	0.11
Credit cards	2	43	0.04	6	51	0.05
Unsecured business	-	20	0.02	-	-	-
Unallocated	-	-	-	13	-	-
Total	$828	$115,157	100.00%	$191	$105,651	100.00%

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

Investments

Investments and Mortgage-Backed Securities.  The Association’s investment portfolio at December 31, 2009 consisted of $1.3 million in Federal Home Loan Bank of New York stock and $3.6 million in other interest earning assets, consisting of deposits at other financial institutions and federal funds sold.  The investment policy objectives are to maintain liquidity within the guidelines established by the board of directors. At December 31, 2009, the Association did not hold investments in any single entity (other than United States Government or agency sponsored entities) that had an aggregate book value in excess of 10% of its stockholder’s equity.

The following table sets forth the carrying value of the investment portfolio at the dates indicated.  The Federal Home Loan Bank stock has no stated maturity, and the interest-bearing deposits with other institutions are payable on demand.

	At December 31,
	2009		2008
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Investment securities
Federal Home Loan Bank stock	$1,275	26.09%	$1,522	23.10%

Other interest-earning assets:
Interest-earning deposits	1,861	38.09	2,967	45.03
Federal funds sold	1,750	35.82	2,100	31.87
Total interest-earning assets	3,611	73.91	5,067	76.90

Total	$4,886	100.00%	$6,589	100.00%

The Association also invests in mortgage-backed securities, which are classified as held to maturity.  At December 31, 2009, the mortgage-backed securities portfolio totaled $28.3 million, or 18.2% of total assets, and consisted of $28.0 million in fixed-rate mortgage-backed securities guaranteed by Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC), and $347,000 in adjustable rate mortgage-backed securities guaranteed by GNMA, FNMA or FHLMC.

The following table sets forth the composition of the mortgage-backed securities at the dates indicated.

	At December 31,
	2009		2008
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Mortgage-backed securities held to maturity (1):
GNMA	$2,587	9.13%	$3,202	9.72%
FNMA	20,126	71.02	23,380	71.01
FHLMC	5,627	19.85	6,344	19.27
Total	$28,340	100.00%	$32,926	100.00%
________________________
(1)           Mortgage-backed securities classified as held to maturity are reported at amortized cost.

The composition and maturities of the mortgage-backed securities portfolio as of December 31, 2009, are indicated in the following table.

	Due
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total Investment Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Market Value
	(Dollars In Thousands)

Mortgage-backed securities	$389	4.00%	$144	4.00%	$217	5.51%	$27,590	5.32%	$28,340	5.30%	$29,567

The following table shows mortgage-backed security purchase and repayment activities of the Association for the periods indicated. The Association did not sell any mortgage-backed and related securities during the periods indicated.

	Years Ended December 31,
	2009	2008
	(In Thousands)
Purchases:
Adjustable-rate	$-	$-
Fixed-rate	906	10,815
Total purchases	906	10,815

Principal repayments	(5,598)	(3,148)
Accretion (amortization), net	106	(92)
Net (decrease) increase	$(4,586)	$7,575

Sources of Funds

General.  Deposits have traditionally been the primary source of funds for use in lending and investment activities.  In addition to deposits, funds are derived from scheduled loan payments, investment maturities, loan prepayments and income on earning assets.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.  Borrowings from the Federal Home Loan Bank of New York may be used in the short-term to compensate for reductions in deposits and to fund loan growth.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts offered allows the Association to be competitive in obtaining funds and responding to changes in consumer demand.  Based on experience, management believes the deposits in the Association are relatively stable.  However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits have been and will continue to be significantly affected by market conditions.  At December 31, 2009, $74.8 million, or 64.9% of deposit accounts were certificates of deposit, of which $60.7 million have maturities of one year or less.

Deposit Accounts.  The following table sets forth the dollar amount of deposits in the various types of deposit programs offered as of the dates indicated.

	At December 31,
	2009		2008
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in Thousands)
Demand deposits:
Non-interest-bearing	-%	$5,863	-%	$3,868
NOW	0.30	415	0.30	504
		6,278		4,372

Passbook and club accounts	0.34	34,118	0.34	33,588
Certificates of deposit	2.47	74,772	3.65	63,716
Total	1.71%	$115,168	2.40%	$101,676

Deposit Activity.  The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2009	2008
	(Dollars In Thousands)

Beginning balance	$101,676	$102,672
Net deposits (withdrawals)	11,133	(3,482)
Interest credited on deposit accounts	2,359	2,486
Ending balance	$115,168	$101,676
Net increase (decrease)	$13,492	$(996)
Percent increase (decrease)	13.27%	(0.97)%

Certificates of Deposits.  The following table indicates the amount of Certificates of Deposit as of December 31, 2009, by time remaining until maturity.

	Three months or less	Over three months to six months	Over six months to twelve months	Over twelve months	Total
	(In Thousands)
Certificates of deposit:
Less than $100,000	$12,779	$12,132	$12,034	$8,814	$45,759
$100,000 or more	9,307	6,046	8,369	5,291	29,013
Total	$22,086	$18,178	$20,403	$14,105	$74,772

Time Deposit Maturity Schedule.  The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2009 (Dollars in thousands).

Quarter Ending	1.00% to 2.00%	2.01% to 3.00%	3.01 % to 4.00%	4.01% to 5.00%	5.01% to 6.00%	TOTAL
March 31, 2010	$6,498	$6,597	$8,872	$119	$-	$22,086
June 30, 2010	6,038	10,643	766	308	423	18,178
September 30, 2010	5,983	2,071	389	152	73	8,668
December 31, 2010	10,239	692	228	367	209	11,735
March 31, 2011	1,276	169	270	174	96	1,985
June 30, 2011	467	128	210	78	-	883
September 30, 2011	324	387	188	277	-	1,176
December 31, 2011	201	260	334	150	-	945
Thereafter	352	1,289	2,293	2,605	2,577	9,116

Total	$31,378	$22,236	$13,550	$4,230	$3,378	$74,772

Percentage of total	41.96%	29.74%	18.12%	5.66%	4.52%

Borrowings.  The Association may obtain advances from the Federal Home Loan Bank of New York upon the security of the common stock owned in the Federal Home Loan Bank and its qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met.  These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  All borrowings consisted solely of fixed interest rate advances from Federal Home Loan Bank of New York.  As of December 31, 2009, the outstanding amount of these advances totaled $22.9 million. See Note 8 to the Consolidated Financial Statements included hereto in Exhibit 13.

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

Flatbush Federal has one active subsidiary, Flatbush REIT, Inc.  Flatbush REIT, Inc. was incorporated in 2001 as a special purpose real estate investment trust under New York law.    Flatbush REIT, Inc. holds a portion of our mortgage related assets.  At December 31, 2009, Flatbush REIT, Inc. held $16.8 million in loans.

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

At December 31, 2009, our total federal pre-1988 base year reserve was approximately $3.4 million.  Under current law, pre-1988 base year reserves remain subject to recapture if Flatbush Federal makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.  In addition, New York State and New York City reserves for loan losses in the amount of $5,182,000 and $5,250,000, respectively, are also subject to similar recapture.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2009, Flatbush Federal had no net operating loss carry forwards for federal income tax purposes.

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

Personnel

As of December 31, 2009, the Company had 34 full-time employees and 2 part-time employees.  The employees are not represented by any collective bargaining group.  Management believes that the Company has good relations with its employees.

SUPERVISION AND REGULATION

General

The Association is examined and supervised by the Office of Thrift Supervision and subject to the regulation of the Federal Deposit Insurance Corporation (FDIC).  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance funds and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating).  Under federal law, an institution may not disclose its CAMELS rating to the public. The Association also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System.  The Association also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters.  The Office of Thrift Supervision examines the Association and prepares reports for the consideration of its board of directors on any operating deficiencies.  The Association’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of the Association’s mortgage documents.

Certain regulatory requirements applicable to Flatbush Federal Savings and Loan Association and Flatbush Federal Bancorp, Inc. are referred to below or appear elsewhere in this Form 10-K. This regulatory discussion, however, does not purport to be an exhaustive treatment of applicable laws and regulations. Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on Flatbush Federal Bancorp, Inc. and Flatbush Federal Savings and Loan Association and their operations.

Proposed Federal Legislation

Legislation has been introduced in the United States Senate and House of Representatives that would implement sweeping changes to the current bank regulatory structure described in this section.  A bill passed by the House of Representatives would eliminate the primary federal regulator for the Association and the Company, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Comptroller of the Currency (the primary federal regulator for national banks). If the House legislation is enacted, the Association would become subject to supervision by the Division of Thrift Supervision of the Comptroller of the Currency.  The Company would become a bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System.

The Senate proposal would also merge the Office of Thrift Supervision into the Office of the Comptroller of the Currency.  Supervision of savings and loan holding companies with a federal savings bank subsidiary and less than $50 billion in assets, such as the Company, would be transferred to the Office of the Comptroller of the Currency.  The Office of the Comptroller of the Currency would also become the primary federal regulator of the Association.

Both the House bill and the Senate proposal would establish new government bureaucracies empowered to write consumer protection rules and, in certain cases, to conduct examinations and implement enforcement actions with respect thereto.  The creation of such consumer protection bureaucracies could result in an increase in our compliance costs.

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

At December 31, 2009, the Association’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2009, the Association was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions.  At December 31, 2009, the Association maintained approximately 81.13% of its portfolio assets in qualified thrift investments.

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

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.  The FDIC also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the FDIC has authority to take action under specified circumstances.

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

At December 31, 2009, the Association met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts in the Association are insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  However, pursuant to its statutory authority, the Board of Directors of the FDIC recently increased the deposit insurance available on deposit accounts to $250,000 effective until December 31, 2013.

The FDIC imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it will do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

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

The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments that improve how the assessment system differentiates for risk. Under the final rule, total base assessment rates range from 7 to 77.5 basis points of the institution’s deposits.

The FDIC also adopted a final rule imposing an emergency special assessment of 5 basis points on the industry on June 30, 2009. The assessment was collected on September 30, 2009. The cost of this special assessment to the Association was $70,560.

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay their quarterly risk-based assessments for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third and fourth quarters of 2009. For purposes of calculating the amount to prepay, the FDIC required that institutions use their total base assessment rate in effect on September 30, 2009 and increase that assessment base quarterly at a 5 percent annual growth rate through the end of 2012. On September 29, 2009, the FDIC also increased annual assessment rates uniformly by 3 basis points beginning in 2011 such that an institution’s assessment for 2011 and 2012 would be increased by an annualized 3 basis points. The Company’s prepayment for 2010, 2011 and 2012 amounted to $599,901.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.02 basis points for each $100 in domestic deposits maintained at an institution.

In October 2008, the FDIC announced the Transaction Account Guarantee Program as part of the FDIC’s Temporary Liquidity Guarantee Program. Under the Transaction Account Guarantee Program, any participating depository institution would be able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount.  Under the program, effective December 5, 2008, insured depository institutions that have not opted out of the Temporary Liquidity Guarantee Program became subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge was added to the institution’s existing risk-based deposit insurance assessments.  The Association has chosen to participate in the Transaction Account Guarantee Program until the program, as extended, expires on June 30, 2010.

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

Federal Home Loan Bank System.  The Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member, the Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater.  As of December 31, 2009, Flatbush Federal was in compliance with this requirement.

The dividend yield from Federal Home Loan Bank stock was 5.60% for the year ended December 31, 2009.  The Federal Home Loan Bank of New York paid quarterly dividends in 2009 and 2008 totaling $68,000 and $94,000, respectively.  No assurance can be given that it will pay any dividends in the future.

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2009, Flatbush Federal was in compliance with these reserve requirements.

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

Waivers of Dividends by Flatbush Federal Bancorp, MHC.  Office of Thrift Supervision regulations require Flatbush Federal Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Flatbush Federal Bancorp, Inc.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations.  We anticipate that Flatbush Federal Bancorp, MHC will waive dividends paid by Flatbush Federal Bancorp, Inc. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Flatbush Federal Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Flatbush Federal Bancorp, MHC converts to stock form.

Conversion of Flatbush Federal Bancorp, MHC to Stock Form.  Office of Thrift Supervision regulations permit Flatbush Federal Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”).  There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction.  In a Conversion Transaction, a new holding company would be formed as the successor to Flatbush Federal Bancorp, Inc. (the “New Holding Company”), Flatbush Federal Bancorp,

MHC’s corporate existence would end, and certain depositors of Flatbush Federal would receive the right to subscribe for additional shares of the New Holding Company.  In a Conversion Transaction, each share of common stock held by stockholders other than Flatbush Federal Bancorp, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Flatbush Federal Bancorp, Inc. immediately prior to the Conversion Transaction.  Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by Flatbush Federal Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Flatbush Federal Bancorp, MHC converts to stock form.  The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of Act (“EESA”) was enacted on October 3, 2008.  EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program (“TARP”).  EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2013 and removes the statutory limits on the Federal Deposit Insurance Corporation’s (the “FDIC”) ability to borrow from the Treasury during this period.  The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments.  EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

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

Executive Officers of the Company

Listed below is information, as of December 31, 2009, concerning the Company’s executive officers.  There are no arrangements or understandings between the Company and any of the persons named below with respect to which he was or is to be selected as an officer.

Name	Age	Position and Term

Jesus R. Adia	56	President and Chief Executive Officer

John S. Lotardo	48	Chief Financial Officer and Controller

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

Properties

The following table provides certain information with respect to our offices as of December 31, 2009:

Location	Leased or Owned	Year Acquired or Leased

Main Office 2146 Nostrand Avenue Brooklyn, NY 11210	Owned	1963

Branch Office 6410 18th Avenue Brooklyn, NY 11204	Owned	2005

Branch Office 518 Brighton Beach Avenue Brooklyn, NY 11235	Leased	1976

The net book value of our premises, land and equipment was approximately $2.4 million at December 31, 2009.

ITEM 3.	LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business.  At December 31, 2009, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

The Company’s Common Stock is traded on the over-the-counter bulletin board under the symbol “FLTB.”

As of December 31, 2009, there were 2,799,657 shares of Company common stock issued and 2,736,907 common shares outstanding and approximately 510 stockholders of record.  Of the total outstanding shares, 1,484,208 were held by Flatbush Federal Bancorp, MHC and 1,252,699 were held by other shareholders.

The following table sets forth the range of the high and low bid prices of the Company’s Common Stock for the periods presented, and is based upon information provided on the Yahoo Finance website.  The Company declared 10% stock dividends on February 23, 2006 and March 22, 2005. The Company has never issued a cash dividend.

	Prices of Common Stock
	High	Low
Calendar Quarter Ended

December 31, 2009	$4.01	$3.63
September 30, 2009	$4.05	$3.56
June 30, 2009	$4.02	$3.16
March 31, 2009	$4.07	$2.80
December 31, 2008	$4.80	$2.50
September 30, 2008	$6.00	$4.00
June 30, 2008	$6.05	$4.50
March 31, 2008	$6.00	$5.20

Set forth below is information, as of December 31, 2009 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price (2)	Number of Securities Remaining Available For Issuance Under Plan
Equity compensation plans approved by stockholders	82,378 (1)	$ 9.71	57,357
Equity compensation plans not approved by stockholders	---	---	---
Total	82,378	$ 9.71	57,357
(1)
Consists of  options to purchase 82,378 shares of common stock under the 2004 Plan .In addition to these outstanding options, restricted stock awards of 11,398 shares were non-vested under the 2004 Plan as of December 31, 2009  The shares reflect the 10% stock dividends paid to all stockholders on April 25, 2005 and March 29, 2006.

(2)
The weighted average exercise price, following the 10% stock dividends paid on April 25, 2005 and March 29, 2006, reflects the exercise price of $9.71 per share for options granted under the 2004 Plan.

On June 30, 2005, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. This repurchase program was completed on December 7, 2007 with 50,000 shares having been repurchased. On August 30, 2007, the Company approved a second stock repurchase program and authorized  the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of December 31, 2009, 12,750 total shares have been repurchased by the Company under the second repurchase program. For the quarter ending December 31, 2009, no shares were repurchased. These total repurchased shares do not include the stock dividend shares of 1,340 which, along with the repurchased shares, are held as treasury stock.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2009 through October 31, 2009	-	$-	62,750	37,250
November 1, 2009 through November 30, 2009	-	-	62,750	37,250
December 1, 2009 through December 31, 2009	-	-	62,750	37,250

ITEM 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required of this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to our Annual Report to Shareholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required of this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to our Annual Report to Shareholders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEMS 9A(T).       CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

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

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2009 is effective using these criteria.  This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof.”

Information regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders is incorporated herein by reference from Item 5 of this Annual Report on Form 10-K.

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

PART IV

ITEM 15.	EXHIBITS

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition at December 31, 2009 and 2008

•	Consolidated Statements of Income for the Years Ended December 31, 2009 and 2008

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009 and 2008

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

•	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

3.1	Federal Stock Charter of Flatbush Federal Bancorp, Inc.*

3.2	Bylaws of Flatbush Federal Bancorp, Inc., as amended.*

4	Form of common stock certificate of Flatbush Federal Bancorp, Inc.*

10.1	Deferred Compensation Plan for Anthony J. Monteverdi*

10.2	Flatbush Federal Savings & Loan Association Amended and Restated Directors Retirement Plan**

10.3	Employee Stock Ownership Plan*

10.4	Amended and Restated Employment Agreement for Jesus R. Adia**

10.5	Amended and Restated Employment Agreement for John S. Lotardo**

10.6	Amended and Restated Executive Supplemental Retirement Income Agreement for Jesus R. Adia**

10.7	Amended and Restated Executive Supplemental Retirement Income Agreement for John S. Lotardo**

13	Annual Report to Stockholders

21	Subsidiaries of the Registrant

23	Consent of ParenteBeard LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________________
*
Incorporated by reference to the Registration Statement on Form SB-2 of Flatbush Federal Bancorp, Inc. (file no. 333-106557), originally filed with the Securities and Exchange Commission on June 27, 2003.

**	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flatbush Federal Bancorp, Inc.

Date:	March 29, 2010	By:	/s/ Jesus R. Adia
Jesus R. Adia
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jesus R. Adia	By:	/s/ John S. Lotardo
	Jesus R. Adia		John S. Lotardo,
	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)		EVP and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 29, 2010	Date:	March 29, 2010

By:	/s/ D. John Antoniello	By:	/s/ Michael J. Lincks
	D. John Antoniello		Michael J. Lincks
	Director		Director

Date:	March 29, 2010	Date:	March 29, 2010

By:	/s/ Patricial A. McKinley	By:	/s/ Alfred S. Pantaleone
	Patricia A. McKinley		Alfred S. Pantaleone
	Director		Director

Date:	March 29, 2010	Date:	March 29, 2010

By:	/s/ Charles J. Vorbach
Charles J. Vorbach
Director

Date:	March 29, 2010

EXHIBIT INDEX

3.1	Federal Stock Charter of Flatbush Federal Bancorp, Inc.*

3.2	Bylaws of Flatbush Federal Bancorp, Inc.*

4	Form of common stock certificate of Flatbush Federal Bancorp, Inc.*

10.1	Deferred Compensation Plan for Anthony J. Monteverdi*

10.2	Flatbush Federal Savings & Loan Association Amended and Restated Directors Retirement Plan**

10.3	Employee Stock Ownership Plan*

10.4         Amended and Restated Employment Agreement for Jesus R. Adia**

10.5         Amended and Restated Employment Agreement for John S. Lotardo**

10.6	Amended and Restated Executive Supplemental Retirement Income Agreement for Jesus R. Adia**

10.7	Amended and Restated Executive Supplemental Retirement Income Agreement for John S. Lotardo**

13	Annual Report to Stockholders

21	Subsidiaries of the Registrant

23	Consent of ParenteBeard LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________________
*
Incorporated by reference to the Registration Statement on Form SB-2 of Flatbush Federal Bancorp, Inc. (file no. 333-106557), originally filed with the Securities and Exchange Commission on June 27, 2003.

**	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009.