Form 10-Q
period 2010-03-31
FLATBUSH FEDERAL BANCORP INC
filed 2010-05-17
CIK 1243496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of  May 14, 2010  the Registrant had outstanding 2,736,907 shares of common stock.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

Index

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
ASSETS	2010	2009

Cash and amounts due from depository institutions	$1,903,564	$1,846,911
Interest earning deposits in other banks	948,518	1,861.116
Federal funds sold	3,400,000	1,750,000
Cash and cash equivalents	6,252,082	5,458,027

Mortgage-backed securities held to maturity; fair value of $27,648,691 (2010) and $29,566,571 (2009)	26,325,658	28,340,092
Loans receivable, net of allowance for loan losses of $982,002 (2010) and $828,534 (2009)	113,438,233	110,987,520
Premises and equipment	2,402,863	2,440,313
Federal Home Loan Bank of New York stock	1,232,200	1,274,900
Accrued interest receivable	657,659	657,552
Bank owned life insurance	4,257,286	4,219,982
Other assets	2,357,953	2,601,027
Total assets	$156,923,934	$155,979,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$6,091,333	$5,862,496
Interest bearing	110,559,307	109,305,224
Total deposits	116,650,640	115,167,720
Federal Home Loan Bank of New York advances	21,902,811	22,851,481
Advance payments by borrowers for taxes and insurance	596,665	292,581
Other liabilities	2,338,238	2,434,678
Total liabilities	141,488,354	140,746,460
Stockholders’ equity:
Preferred stock $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	---	---
Common stock $0.01 par value; authorized 9,000,000 shares; issued 2,799,657 shares; outstanding 2,736,907 shares	27,998	27,998
Paid-in capital	12,598,637	12,581,519
Retained earnings	5,490,031	5,349,941
Unearned employees’ stock ownership plan (ESOP) shares	(470,138)	(478,857)
Treasury stock, 62,750 shares	(446,534)	(446,534)
Accumulated other comprehensive loss	(1,764,414)	(1,801,114)
Total stockholders’ equity	15,435,580	15,232,953

Total liabilities and stockholders’ equity	$156,923,934	$155,979,413

See notes to consolidated financial statements.

Index

FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Interest Income
Loans, including fees	$1,676,546	$1,546,198
Mortgage-backed securities	392,207	454,555
Federal Home Loan Bank of New York stock	17,282	11,151
Other interest earning assets	814	1,919
Total interest income	2,086,849	2,013,823

Interest Expense
Deposits	459,903	599,251
Borrowings	96,601	259,135
Total interest expense	556,504	858,386

Net Interest Income	1,530,345	1,155,437
Provision for loan losses	154,472	-
Net interest income after provision for loan losses	1,375,873	1,155,437

Non-interest income
Fees and service charges	25,389	25,007
BOLI income	37,304	39,555
Other	645	740
Total non-interest income	63,338	65,302

Non-interest expenses
Salaries and employee benefits	603,979	130,493
Net occupancy expense of premises	111,992	115,558
Equipment	124,564	127,777
Directors’ compensation	45,991	43,454
Professional fees	106,500	90,200
Other insurance premiums	35,443	35,581
Federal Deposit Insurance premiums	57,993	25,563
Other	125,152	113,350
Total non-interest expenses	1,211,614	681,976

Income before income tax	227,597	538,763
Income tax expense	87,507	214,896
Net income	$140,090	$323,867

Net income per common share – Basic and diluted	$0.05	$0.12
Weighted average number of shares outstanding – Basic and diluted	2,664,875	2,660,218

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2010	2009

Net Income	$140,090	$323,867

Other comprehensive income,
net of income taxes:
Benefit plans	63,112	69,170
Deferred income taxes	(26,412)	(28,947)
	36,700	40,223

Comprehensive income	$176,790	$364,090

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
	2010	2009
Cash flow from operating activities:
Net income	$140,090	$323,867
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	45,535	46,024
Net accretion of discounts, premiums and deferred loan fees and costs	(47,536)	(1,615)
Provision for loan losses	154,472	-
ESOP shares committed to be released	5,338	4,539
MRP expense	10,146	10,146
Stock option expense	10,353	10,416
(Increase) decrease in accrued interest receivable	(107)	10,496
Increase in cash surrender value of BOLI	(37,304)	(39,555)
Decrease in other assets	216,662	41,587
Decrease in other liabilities	(33,328)	(1,415,494)
Net cash provided by (used in) operating activities	464,321	(1,009,589)

Cash flow from investing activities:
Principal repayments on mortgage-backed securities held to maturity	2,045,769	903,692
Purchases of mortgage-backed securities held to maturity	-	(905,604)
Purchases of loan participation interests	(311,024)	(1,030,417)
Net (increase) decrease in loans receivable	(2,277,960)	721,083
Additions to premises and equipment	(8,085)	(1,536)
Redemption of Federal Home Loan Bank of New York stock	42,700	154,200
Net cash used in investing activities	(508,600)	(158,582)

Cash flow from financing activities:
Net increase in deposits	1,482,920	6,107,923
Repayment of advances from Federal Home Loan Bank of New York	(448,670)	(1,427,487)
Net change to short-term borrowings	(500,000)	(2,000,000)
Increase (decrease) in advance payments by borrowers for taxes and insurance	304,084	(152,220)
Purchase of treasury stock	-	(3,550)
Net cash provided by financing activities	838,334	2,524,666
Net increase in cash and cash equivalents	794,055	1,356,495
Cash and cash equivalents – beginning	5,458,027	7,678,488

Cash and cash equivalents – ending	$6,252,082	$9,034,983
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$558,678	$862,918
Income taxes	$4,000	$173,050

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events”, the Company has evaluated events and transactions occurring subsequent to the Statement of Financial Condition date of March 31, 2010 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 3.  NET INCOME PER COMMON SHARE

Net income per common share was computed by dividing net income for the three months ended March 31, 2010 and 2009 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP.  Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. At and for the three months ended March 31, 2010 and 2009, there was no dilutive effect for the 82,378 and 82,879 respectively, of stock options outstanding. At and for the three months ended March 31, 2010 and 2009, there was no dilutive effect for the 11,398 and 15,198, respectively, of non-vested restricted stock awards.

NOTE 4.  CRITICAL ACCOUNTING POLICIES

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management has

Index

NOTE 4.  CRITICAL ACCOUNTING POLICIES (CONTINUED)

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

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government National Mortgage Association	$2,486,072	$131,875	$-	$2,617,947
Federal National Mortgage Association	19,015,980	1,079,283	-	20,095,263
Federal Home Loan Mortgage Corporation	4,823,606	126,844	14,969	4,935,481

Total	$26,325,658	$1,338,002	$14,969	$27,648,691

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government National Mortgage Association	$2,587,153	$101,800	$7,233	$2,681,720
Federal National Mortgage Association	20,126,402	997,964	-	21,124,366
Federal Home Loan Mortgage Corporation	5,626,537	151,058	17,110	5,760,485

Total	$28,340,092	$1,250,822	$24,343	$29,566,571

Index

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY (CONTINUED)

The age of unrealized losses and fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2010:
Federal Home Loan Mortgage Corporation	$372,040	$2,737	$730,508	$12,232	$1,102,548	$14,969

Total	$372,040	$2,737	$730,508	$12,232	$1,102,548	$14,969

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2009:
Government National Mortgage Association	$359,809	$7,233	$-	$-	$359,809	$7,233
Federal National Mortgage Association	1,041,073	14,952	319,344	2,158	1,360,417	17,110

Total	$1,400,882	$22,185	$319,344	$2,158	$1,720,226	$24,343

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

At March 31, 2010, and December 31, 2009, management concluded that the unrealized losses above (which, at March 31, 2010, related to four Federal Home Loan Mortgage Corporation securities) are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuer of the securities.

Index

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY (CONTINUED)

The amortized cost and estimated fair value of mortgage-backed securities at March 31, 2010 by contractual maturity, are shown below.  Actual maturities will differ from contractual maturities because borrowers generally have the right to prepay obligations.

	March 31, 2010
	Amortized Cost	Estimated Fair Value
Due within one year	$322,684	$328,652
Due after one year through five years	126,620	129,597
Due after five years through ten years	212,784	223,002
Due after ten years	25,663,570	26,967,440
Total	$26,325,658	$27,648,691

NOTE 6.  RETIREMENT PLANS – COMPONENTS OF  NET PERIODIC PENSION COST

Periodic pension expense was as follows:

	Three months ended
	March 31,
	2010	2009

Service cost	$-	$18,391
Interest cost	76,343	77,553
Expected return on assets	(106,170)	(68,126)
Amortization of past service cost (credit)	-	(15,799)
Amortization of unrecognized net loss	57,401	79,019
Curtailment credit	-	(507,058)
Net periodic benefit cost (credit)	$27,574	$(416,020)

On February 26, 2009, the Company froze its defined benefit pension plan effective March 31, 2009. The freezing of the Plan is consistent with ongoing cost reduction strategies and shifts focus on future savings of retirement benefit expense. The changes included a discontinuation of accrual of future service cost in the defined benefit pension plan and fully preserving retirement benefits that employees will have earned as of March 31, 2009. As a result of freezing the plan, the Company   recorded a one-time pre-tax curtailment credit of approximately $416,000, net of periodic pension expense, in the first quarter of 2009.

Index

NOTE 6.  RETIREMENT PLANS – COMPONENTS OF NET PERIODIC PENSION COST (CONTINUED)

Periodic pension expense for other plans was as follows:

	Three months ended
	March 31,
	2010	2009

Service cost	$4,674	$4,344
Interest cost	16,782	17,711
Amortization of past service cost	5,278	5,278
Amortization of unrecognized net loss	433	672
Net periodic benefit cost	$27,167	$28,005

NOTE 7. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued ASC Topic 820 “Fair Value Measurement and Disclosure,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America (“GAAP”), and expands disclosures about fair value measurements. FASB ASC 820 applies to other accounting pronouncements that require or permit fair value measurements.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC Topic 820 are as follows:

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

The Company had no financial assets which are required to be measured on a recurring basis at March 31, 2010 and December 31, 2009.

Index

NOTE 7. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Total	(Level 2) Significant Other Observable Assets	(Level 3) Significant Unobservable Inputs	Inputs

	(In Thousands)

Impaired Loans:

March 31, 2010	$1,440	$-	$-	$1,440

December 31, 2009	$992	$-	$-	$992

The Company had no liabilities which are required to be measured on a recurring or non-recurring basis at March 31, 2010 and December 31, 2009.

The following information should not be interpreted as an estimate of the fair value of the entire Association since a fair value calculation is only provided for a limited portion of the Association’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Association’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of  financial instruments at March 31, 2010 and December 31, 2009:

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

Impaired Loans

Impaired loans are those for which the Company has measured and recorded impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at March 31, 2010 and December 31, 2009 consists of the loan balance of $1,906,000 and $1,455,000, net of a valuation allowance $466,000 and $463,000, respectively.

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

As of March 31, 2010 and December 31, 2009, the fair value of commitments to extend credit were not considered to be material.

Index

NOTE 7. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

The estimated fair values of financial instruments were as follows at March 31, 2010 and December 31, 2009.

	March 31,		December 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$6,252	$6,252	$5,458	$5,458
Mortgage-backed securities held to maturity	26,326	27,649	28,340	29,567
FHLB stock	1,232	1,232	1,275	1,275
Loans receivable	113,438	118,510	110,988	115,692
Accrued interest receivable	658	658	658	658

Financial liabilities:
Deposits	116,651	118,247	115,168	116,709
Advances from FHLB	21,903	22,262	22,851	23,352
Accrued interest payable	38	38	42	42

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

The following is a summary of recently issued authoritative pronouncements that could have an impact on the accounting, reporting, and/or disclosure of the consolidated financial information of the Company.

In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require that  a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

a) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

b) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

Index

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the consolidated financial statements.

The FASB has issued ASU 2010-08, Technical Corrections to Various Topics, thereby amending the Codification. This ASU resulted from a review by the FASB of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent. The FASB believes the amendments do not fundamentally change U.S. GAAP. However, certain clarifications on embedded derivatives and hedging reflected in Topic 815, Derivatives and Hedging, may cause a change in the application of the guidance in Subtopic 815-15. Accordingly, the FASB provided special transition provisions for those amendments.

The ASU contains various effective dates. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after the date this ASU was issued (February 2, 2010). The adoption of this guidance did not have a material impact on the consolidated financial statements.

The FASB has issued ASU 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds. The amendments in the ASU defer the effective date of certain amendments to the consolidation requirements of Topic 810, Consolidation, resulting from the issuance of FASB Accounting Standard No. 167, Amendments to FASB Interpretation 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity:

•	That has all the attributes of an investment company; or
•	For which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.

The ASU does not defer the disclosure requirements in the Statement 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim for interim periods within that first annual reporting period. The adoption of this guidance did not have a material impact on the consolidated financial statements.

The FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The FASB believes this ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.

Index

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The amendments in the ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

The FASB issued ASU 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU codifies the consensus reached in Emerging Issues Task Force (EITF) Issue No. 09-J. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.

The amendments in the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments are to be applied by recording a cumulative-effect adjustment to beginning retained earnings. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

NOTE 9. FEDERAL HOME LOAN BANK OF NEW YORK STOCK

Federal Home Loan Bank of New York (“FHLB”) stock, which represents required investment in the common stock of a correspondent bank, is carried at cost and as of March 31, 2010 and December 31, 2009, consists of the common stock of FHLB.

Management evaluates the FHLB stock for impairment in accordance with FASB ASC Topic 942-325-35 (Prior authoritative literature: Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others).  Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB stock as of March 31, 2010.

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

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

The Company’s total assets as of March 31, 2010 were $156.9 million compared to $156.0 million at December 31, 2009, an increase of $945,000 or 0.6%. Loans receivable increased $2.4 million, or 2.2%, to $113.4 million at March 31, 2010 from $111.0 million at December 31, 2009.  Mortgage-backed securities decreased $2.0 million,  or 7.1%, to $26.3 million at March 31, 2010 from $28.3 million as of December 31, 2009. Cash and cash equivalents increased $794,000 or 14.5%, to $6.3 million at March 31, 2010 from $5.5 million at December 31, 2009.

Total deposits increased $1.5 million, or 1.3%, to $116.7 million at  March 31, 2010 from $115.2 million at  December 31, 2009.  As of March 31, 2010, advances from the Federal Home Loan Bank of New York (“FHLB”) were $21.9 million compared to $22.9 million as of December 31, 2009, a decrease of $1.0 million, or 4.4%.

Total stockholders’ equity increased $203,000, or 1.3%, to $15.4 million at March 31, 2010 from $15.2 million at December 31, 2009.  The increase to stockholders’ equity reflects net income of $140,000, an amortization of $6,000 of unearned ESOP shares, amortization of $10,000 of restricted stock awards, amortization of $10,000 of stock option awards and $37,000, net of tax, of accumulated other comprehensive income.

On August 30, 2007, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock. Stock repurchases are made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions.  Repurchased stock will be held as treasury stock and will be available for general corporate purposes.  During the quarter ended March 31, 2010, the Company did not repurchase any shares. As of March 31, 2010, under the current program, a total of 12,750 shares had been repurchased at a weighted average price of $4.44 per share.

Comparison of Operating Results for the Three Months Ended  March 31, 2010 and  March 31, 2009

General.   Net income decreased by $184,000, to $140,000 for the quarter ended March 31, 2010 from $324,000 for the same quarter in 2009.  The decrease in net income for the quarter was primarily due to increases of $154,000 in provision for loan loss and $530,000 in non-interest expense and a decrease of $2,000 in non-interest income.  This was partially offset by an increase of $73,000 in interest income and decreases of $139,000 in interest expense on deposits, $162,000 in interest expense on borrowings from the FHLB and $127,000 in income tax expense.

Interest Income.  Total interest income increased $73,000, or 3.6%, to $2.1 million for the quarter ended March 31, 2010 from $2.0 million for the quarter ended March 31, 2009. The increase in interest income can be primarily attributed to a higher interest earning asset base and a higher average yield for these assets.  For the three months ended March 31, 2010, the average balance of $145.1 million in interest-earning assets earned an average

Index

yield of 5.75% compared to an average yield of 5.73% on an average balance of $140.6 million for the three months ended March 31, 2009.

Interest income on loans increased $131,000, or 8.5%, to $1.7 million for the quarter ended March 31, 2010, from $1.5 million for the same quarter in 2009.  The average balance of loans increased $14.6 million to $112.9 million for the quarter ended March 31, 2010 from $98.3 million for the quarter ended March 31, 2009.  The average yield on loans decreased by 35 basis points to 5.94% for the quarter ended March 31, 2010 from 6.29% for the quarter ended March 31, 2009.

Interest income on mortgage-backed securities decreased $63,000, or 13.8%, to $392,000 for the quarter ended March 31, 2010 from $455,000 for the quarter ended March 31, 2009.  The average balance of mortgage-backed securities decreased $6.2 million, or 18.6%, to $27.1 million for the quarter ended March 31, 2010 from $33.3 million for the quarter ended March 31, 2009.  The average yield increased by 34 basis points to 5.80% for the quarter ended March 31, 2010 from 5.46% for the same period in 2009.

Interest income on FHLB stock increased $6,000, or 54.5%, to $17,000 for the quarter ended March 31, 2010 from $11,000 for the quarter ended March 31, 2009.   The average yield on FHLB stock increased 211 basis points to 5.32%, for the quarter ended March 31, 2010 from an average yield of 3.21% for the quarter ended March 31, 2009.

Interest income on other interest-earning assets, primarily interest-earning deposits and federal funds sold, decreased $1,000, or 50.0%, to $1,000 for the quarter ended March 31, 2010 from $2,000 for the quarter ended March 31, 2009.   The average yield on other interest earning assets decreased by 2 basis points to 0.08% for the quarter ended March 31, 2010 from 0.10% for the quarter ended March 31, 2009 primarily due to the decline in interest rates on interest-earning deposits and federal funds sold. The average balance of other interest earning assets decreased $3.6 million, or 48.0%, to $3.9 million for the quarter ended March 31, 2010 from $7.5 million for the quarter ended March 31, 2009.

Interest Expense.   Total interest expense, comprised of interest expense on deposits and FHLB borrowings, decreased $301,000, or 35.1%, to $557,000 for the quarter ended March 31, 2010 from $858,000 for the quarter ended March 31, 2009. The average cost of interest-bearing liabilities decreased by 99 basis points to 1.67% for the quarter ended March 31, 2010 from 2.66% for the quarter ended March 31, 2009.  The average balance of interest-bearing liabilities increased $4.2 million, or 3.3% to $133.0 million for the quarter ended March 31, 2010 from $128.8 million for the quarter ended March 31, 2009.

Interest expense on deposits decreased $139,000, or 23.2%, to $460,000 for the quarter ended March 31, 2010, from $599,000 for the quarter ended March 31, 2009.  The average cost of interest-bearing deposits decreased by 64 basis points to 1.68% for the quarter ended March 31, 2010 from 2.32% for the quarter ended March 31, 2009, reflecting the declining trend of interest rates on deposits.  As a partial offset, the average balance of interest-bearing deposits increased $6.4 million, or 6.2%, to $109.6 million for the quarter ended March 31, 2010 from $103.2 million for the quarter ended March 31, 2009.

Interest expense on FHLB borrowings decreased $162,000, or 62.5%, to $97,000 for the quarter ended March 31, 2010, from $259,000 for the quarter ended March 31, 2009.  The average balance of FHLB borrowings decreased $2.2 million or 8.6%, to $23.4 million for the quarter ended March 31, 2010, from $25.6 million for the quarter ended March 31, 2009. The average cost of FHLB borrowings decreased by 239 basis points to 1.65% for the quarter ended March 31, 2010, from 4.04% for the quarter ended March 31, 2009.

Net Interest Income.  Net interest income increased $375,000, or 32.5%, to $1.5 million for the quarter ended March 31, 2010 from $1.2 million for the same quarter in 2009.  The interest rate spread was 4.08% for the quarter ended March 31, 2010 compared to 3.06% for the quarter ended March 31, 2009, an increase of 102 basis points.  Interest margin for the quarter ended March 31, 2010 was 4.22% compared to 3.29% for the quarter ended March 31, 2009, an increase of 93 basis points.  The increase in interest rate spread and interest margin can be attributed primarily to the decrease in the average cost of interest-bearing deposits and FHLB borrowings, as well as the increase in the average balance of loans receivable.

Index

Provision for Loan Losses.  The Company establishes the provision for loan losses, which is charged to operations, at a level deemed appropriate to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on the evaluation of these factors, a provision of $154,000 was recorded for the three months ended March 31, 2010. No provision for loan losses was recorded for the three months ended March 31, 2009.   The level of the allowance at March 31, 2010 is based on estimates, and the ultimate losses may vary from the estimates.  Non-performing loans increased to $4.8 million, or 3.1% of total assets as of March 31, 2010 from $891,000 or 0.59% of total assets as of March 31, 2009. As of March 31, 2010, the non-performing loans total included seven 1-4 residential loans totaling $2.6 million, one non-residential loan of $766,000 and a construction loan of $1.4 million which, at quarter-end, maintained a specific allowance for loan loss of $463,000.

Non-Interest Income.  Non-interest income decreased $2,000, or 3.1%, to $63,000 for the quarter ended March 31, 2010 from $65,000 for the quarter ended March 31, 2009.  This was primarily attributable to the decrease of $2,000 in BOLI investment income to $37,000 for quarter ended March 31, 2010 from $39,000 for the same period ended in 2009.

Non-Interest Expenses.   Non-interest expenses increased $530,000, or 77.7%, to $1.2 million for the quarter ended March 31, 2010 from $682,000 for the quarter ended March 31, 2009.  The net increase of $530,000 in non-interest expenses is primarily attributable to increases to salaries and employee benefits, professional fees, Federal insurance premiums and other non-interest expenses, partially offset by decreases to net occupancy expense of premises and equipment. Salaries and employee benefits increased $474,000 to $604,000 for the three months ended March 31, 2010 from $130,000 for the three months ended March 31, 2009 primarily due to the one-time pre-tax curtailment credit of $416,000, net of periodic pension expense, resulting from the freezing of the defined benefit pension plan during the quarter ended March 31, 2009. Excluding the curtailment credit, salaries and employee benefits increased $58,000, or 10.6% primarily due to defined benefit pension expenses and employee compensation expenses. Federal Deposit Insurance Corporation Premiums increased $32,000 to $58,000 for the three months ended March 31, 2010 from $26,000 for the three months ended March 31, 2009 primarily due to higher premiums and assessments. All other categories of non-interest expenses, in the aggregate, increased $25,000, or 4.8%, to $550,000 for the quarter ended March 31, 2010, from $525,000 for the prior year quarter.

Income Tax Expense.  The provision for income taxes decreased $127,000, to $88,000 for the quarter ended March 31, 2010 compared to an expense of $215,000 for the same quarter in 2009 primarily due to a decrease in income before income taxes of $311,000.

Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the “OTS”) regulations sufficient to ensure the Association’s safe and sound operation.  The Association’s liquidity, calculated by a ratio of short-term assets to short-term liabilities, averaged 5.89% during the month of March 2010.  The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

Index

The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities.  Net loans totaled $113.4 million and $111.0 million at March 31, 2010 and December 31, 2009, respectively.  Mortgage-backed securities held to maturity totaled $26.3 million and $28.3 million at March 31, 2010 and December 31, 2009, respectively.  In addition to funding new loans and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities and maturities of investment securities.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits.  If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds.  At March 31, 2010, the Company had a borrowing limit of $70.9 million from the FHLB, of which $21.9 million was advanced. At December 31, 2009, advances from the FHLB totaled $22.9 million.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations.  At March 31, 2010, the Association had outstanding commitments to originate or purchase loans of $1.7 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2010, totaled $60.1 million.  Management believes that, based upon its experience and the Association’s deposit flow history, a significant portion of such deposits will remain with the Association.

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

The following tables set forth the Association’s capital position at March 31, 2010 and December 31, 2009, as compared to the minimum regulatory capital requirements:

	Actual		Minimal Capital Requirements		Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010:			(Dollars in Thousands)

Total Capital	$16,742	18.68%	>$7,170	>8.00%	>$8,963	>10.00%
(to risk-weighted assets)

Tier 1 Capital	16,227	18.11%	> -	> -	>5,378	> 6.00%
(to risk-weighted assets)

Core (Tier 1) Capital	16,311	10.47%	> 6,229	>4.00%	>7,786	> 5.00%
(to adjusted total assets)

Tangible Capital	16,311	10.47%	> 2,336	>1.50%	>-	>-
(to adjusted total assets)

Index

	Actual		Minimal Capital Requirements		Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009:			(Dollars in Thousands)

Total Capital	$16,408	18.66%	>$7,036	>8.00%	>$8,795	>10.00%
(to risk-weighted assets)

Tier 1 Capital	16,044	18.24%	> -	> -	>5,277	> 6.00%
(to risk-weighted assets)

Core (Tier 1) Capital	16,128	10.42%	> 6,192	>4.00%	>7,739	> 5.00%
(to adjusted total assets)

Tangible Capital	16,128	10.42%	> 2,322	>1.50%	>-	>-
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

Index

Net Portfolio Value

The Association’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association’s quarterly Thrift Financial Reports. The following table sets forth the Association’s NPV as of March 31, 2010, the most recent date the Association’s NPV was calculated by the OTS.

Change in	Net Portfolio Value			Net Portfolio Value as a Percentage of Present Value of Assets
Interest Rates (basis points)	Estimated NPV	Amount of Change	Percent of Change	NPV Ratio	Change in Basis Points
	(Dollars in Thousands)

+300	$10,944	$(11,036)	(50%)	7.16%	-605
+200	15,050	(6,930)	(32%)	9.55%	-367
+100	18,913	(3,067)	(14%)	11.65%	- 157
+ 50	20,597	(1,382)	( 6%)	12.52%	- 69
0	21,980	—	—	13.22%	—
- 50	23,151	1,172	5%	13.79%	57
-100	23,977	1,997	9%	14.18%	97

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010 (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them in a timely manner to material information relating to us (or our consolidated subsidiary) required to be included in our periodic SEC filings.

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

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Index

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

As of March 31, 2010, the Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that  management believes are immaterial to the Company’s consolidated financial condition, results of operations and cash flows.

ITEM 1A.Risk Factors

A smaller reporting company is not required to provide the information required of this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 30, 2007, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of March 31, 2010, 12,750 total shares have been repurchased by the Company under this repurchase program. During the quarter ended March 31, 2010, no shares were repurchased. These total repurchased shares do not include the stock dividend shares of 1,340 which, along with the repurchased shares, are held as treasury stock.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2010 through January 31, 2010	-	$-	12,750	37,250
February 1, 2010 through February 28, 2010	-	-	12,750	37,250
March 1, 2010 through March 31, 2010	-	-	12,750	37,250

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 5. Other Information

None

Index

ITEM 6. Exhibits

The following Exhibits are filed as part of this report.

3.1	Federal Stock Charter of Flatbush Federal Bancorp, Inc.*
3.2	Bylaws of Flatbush Federal Bancorp, Inc.*
4.0	Form of common stock certificate of Flatbush Federal Bancorp, Inc. *
11.0	Computation of earnings per share.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

FLATBUSH FEDERAL BANCORP, INC.

Date:	May 17, 2010	By:	/s/	Jesus R. Adia
Jesus R. Adia
President and
Chief Executive Officer

Date:	May 17, 2010	By:	/s/	John S. Lotardo
John S. Lotardo
Executive Vice President and Chief Financial Officer