Form 10-Q
period 2010-06-30
FLATBUSH FEDERAL BANCORP INC
filed 2010-08-16
CIK 1243496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of August 13, 2010  the Registrant had outstanding 2,736,907 shares of common stock.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

Index

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
ASSETS	2010	2009

Cash and amounts due from depository institutions	$1,717,097	$1,846,911
Interest earning deposits in other banks	2,008,559	1,861,116
Federal funds sold	4,600,000	1,750,000
Cash and cash equivalents	8,325,656	5,458,027

Mortgage-backed securities held to maturity; fair value of
$25,571,295 (2010) and $29,566,571 (2009)	23,875,118	28,340,092
Loans receivable, net of allowance for loan losses of $1,116,215
(2010) and $828,534 (2009)	110,844,672	110,987,520
Premises and equipment	2,357,202	2,440,313
Federal Home Loan Bank of New York stock	938,600	1,274,900
Accrued interest receivable	597,916	657,552
Bank owned life insurance	4,295,156	4,219,982
Other assets	2,269,837	2,601,027
Total assets	$153,504,157	$155,979,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$5,365,142	$5,862,496
Interest bearing	115,484,259	109,305,224
Total deposits	120,849,401	115,167,720
Federal Home Loan Bank of New York advances	14,948,682	22,851,481
Advance payments by borrowers for taxes and insurance	428,903	292,581
Other liabilities	1,632,779	2,434,678
Total liabilities	137,859,765	140,746,460
Stockholders’ equity:
Preferred stock $0.01 par value; 1,000,000 shares authorized;
none issued and outstanding	---	---
Common stock $0.01 par value; authorized 9,000,000 shares;
issued 2,799,657 shares; outstanding 2,736,907 shares	27,998	27,998
Paid-in capital	12,616,243	12,581,519
Retained earnings	5,635,819	5,349,941
Unearned employees’ stock ownership plan (ESOP) shares	(461,420)	(478,857)
Treasury stock, 62,750 shares	(446,534)	(446,534)
Accumulated other comprehensive loss	(1,727,714)	(1,801,114)
Total stockholders’ equity	15,644,392	15,232,953

Total liabilities and stockholders’ equity	$153,504,157	$155,979,413

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest Income
Loans, including fees	$1,620,225	$1,576,591	$3,296,771	$3,122,789
Mortgage-backed securities	368,343	452,353	760,550	906,907
Federal Home Loan Bank of New York stock	14,100	20,067	31,382	31,218
Other interest earning assets	1,589	2,192	2,403	4,112
Total interest income	2,004,257	2,051,203	4,091,106	4,065,026

Interest Expense
Deposits	443,531	607,410	903,434	1,206,661
Borrowings	87,693	249,246	184,294	508,380
Total interest expense	531,224	856,656	1,087,728	1,715,041

Net Interest Income	1,473,033	1,194,547	3,003,378	2,349,985
Provision for loan losses	134,106	21,864	288,578	21,864
Net interest income after provision for loan losses	1,338,927	1,172,683	2,714,800	2,328,121

Non-interest income
Fees and service charges	26,904	27,576	52,292	52,584
BOLI income	37,869	39,766	75,174	79,320
Other	613	555	1,258	1,294
Total non-interest income	65,386	67,897	128,724	133,198

Non-interest expenses
Salaries and employee benefits	599,543	607,731	1,203,522	738,225
Net occupancy expense of premises	124,743	112,006	236,735	227,564
Equipment	121,295	123,151	245,859	250,928
Directors’ compensation	51,991	47,154	97,982	90,608
Professional fees	87,650	102,204	194,150	192,404
Other insurance premiums	35,443	35,928	70,886	71,508
Federal Deposit Insurance premiums	57,497	117,814	115,489	143,377
Other	116,013	122,251	241,166	235,601
Total non-interest expenses	1,194,175	1,268,239	2,405,789	1,950,215

Income (loss) before income tax (benefit)	210,138	(27,659)	437,735	511,104
Income tax expense (benefit)	64,350	(34,363)	151,857	180,533
Net income	$145,788	$6,704	$285,878	$330,571

Net income per common share – Basic and diluted	$0.05	$0.00	$0.11	$0.12
Weighted average number of shares outstanding – Basic and
diluted	2,666,191	2,660,923	2,665,537	2,660,573

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net Income	$145,788	$6,704	$285,878	$330,571

Other comprehensive income,
net of income taxes:

Benefit plans	63,112	68,584	126,224	137,754

Deferred income taxes	(26,412)	(28,361)	(52,824)	(57,308)
	36,700	40,223	73,400	80,446

Comprehensive income	$182,488	$46,927	$359,278	$411,017

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flow from operating activities:
Net income	$285,878	$330,571
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	91,196	92,138
Net accretion of discounts, premiums and
deferred loan fees and costs	(96,078)	(18,799)
Provision for loan losses	288,578	21,864
ESOP shares committed to be released	11,164	9,192
MRP expense	20,292	20,292
Stock option expense	20,706	20,832
Decrease (increase) in accrued interest receivable	59,636	(25,078)
Increase in cash surrender value of BOLI	(75,174)	(79,320)
(Increase) decrease in other assets	278,366	(153,912)
Decrease in other liabilities	(675,675)	(1,342,672)
Net cash provided by (used in) operating activities	208,889	(1,124,892)

Cash flow from investing activities:
Principal repayments on mortgage-backed securities held to maturity	4,537,506	1,913,150
Purchases of mortgage-backed securities held to maturity	-	(905,604)
Purchases of loan participation interests	(972,466)	(1,426,344)
Net change in loans receivable	850,281	(2,235,704)
Additions to premises and equipment	(8,085)	(6,256)
Redemption of Federal Home Loan Bank of New York stock	336,300	162,100
Net cash provided by (used in) investing activities	4,743,536	(2,498,658)

Cash flow from financing activities:
Net increase in deposits	5,681,681	12,954,964
Repayment of advances from Federal Home Loan Bank of New York	(902,799)	(1,860,175)
Net change to short-term borrowings	(7,000,000)	(2,000,000)
Increase (decrease) in advance payments by borrowers
for taxes and insurance	136,322	(396,842)
Purchase of treasury stock	-	(3,550)
Net cash provided by (used in) financing activities	(2,084,796)	8,694,397
Net increase in cash and cash equivalents	2,867,629	5,070,847
Cash and cash equivalents – beginning	5,458,027	7,678,488

Cash and cash equivalents – ending	$8,325,656	$12,749,335
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$1,094,196	$1,717,427
Income taxes	$61,000	$276,050

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three months and six months ended June 30, 2010, are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events”, the Company has evaluated events and transactions occurring subsequent to the Statement of Financial Condition date of June 30, 2010 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 3.  NET INCOME PER COMMON SHARE

Net income per common share was computed by dividing net income for the three months and six months ended June 30, 2010 and 2009 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP.  Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. At and for the three months and six months ended June 30, 2010 and 2009, there was no dilutive effect for the 82,378 and 82,879, respectively, of stock options outstanding. At and for the three months and six months ended June 30, 2010 and 2009, there was no dilutive effect for the 11,398 and 15,198, respectively, of non-vested restricted stock awards.

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

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government National Mortgage Association	$2,387,313	$185,874	$-	$2,573,187
Federal National Mortgage Association	16,852,850	1,315,287	-	18,168,137
Federal Home Loan Mortgage Corporation	4,634,955	207,348	12,332	4,829,971

Total	$23,875,118	$1,708,509	$12,332	$25,571,295

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government National Mortgage Association	$2,587,153	$101,800	$7,233	$2,681,720
Federal National Mortgage Association	20,126,402	997,964	-	21,124,366
Federal Home Loan Mortgage Corporation	5,626,537	151,058	17,110	5,760,485

Total	$28,340,092	$1,250,822	$24,343	$29,566,571

All mortgage-backed securities held at June 30, 2010, and December 31, 2009, were secured by residential real estate.

Index

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY (CONTINUED)

The age of unrealized losses and fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2010:
Federal Home Loan
Mortgage
Corporation	$56,976	$147	$726,439	$12,185	$783,415	$12,332

Total	$56,976	$147	$726,439	$12,185	$783,415	$12,332

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2009:

Government National
Mortgage Association	$359,809	$7,233	$-	$-	$359,809	$7,233
Federal National
Mortgage
Association	1,041,073	14,952	319,344	2,158	1,360,417	17,110

Total	$1,400,882	$22,185	$319,344	$2,158	$1,720,226	$24,343

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

At June 30, 2010, and December 31, 2009, management concluded that the unrealized losses above (which, at June 30, 2010, related to four Federal Home Loan Mortgage Corporation securities) are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuer of the securities.

Index

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY (CONTINUED)

The amortized cost and estimated fair value of mortgage-backed securities at June 30, 2010 by contractual maturity, are shown below.  Actual maturities will differ from contractual maturities because borrowers generally have the right to prepay obligations.

	June 30, 2010
	Amortized Cost	Estimated Fair Value
Due within one year	$316,344	$321,015
Due after one year through five years	-	-
Due after five years through ten years	207,966	217,460
Due after ten years	23,350,808	25,032,820
Total	$23,875,118	$25,571,295

NOTE 6.  RETIREMENT PLANS – COMPONENTS OF  NET PERIODIC PENSION COST

Periodic pension expense was as follows:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$-	$-	$-	$18,391
Interest cost	76,343	78,218	152,686	155,771
Expected return on assets	(106,170)	(86,463)	(212,340)	(154,589)
Amortization of past service cost (credit)	-	-	-	(15,799)
Amortization of unrecognized net loss	57,401	62,634	114,802	141,653
Curtailment credit	-	-	-	(507,058)
Net periodic benefit cost	$27,574	$54,389	$55,148	$361,631

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

Index

NOTE 6.  RETIREMENT PLANS – COMPONENTS OF NET PERIODIC PENSION COST (CONTINUED)

Periodic pension expense for other plans was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$4,674	$4,344	$9,348	$8,688
Interest cost	16,782	17,711	33,564	35,422
Amortization of past service cost	5,278	5,278	10,556	10,556
Amortization of unrecognized net loss	433	672	866	1,344
Net periodic benefit cost	$27,167	$28,005	$54,334	$56,010

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

The Company had no financial assets which are required to be measured on a recurring basis at June 30, 2010 and December 31, 2009.

Index

NOTE 7. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

(In Thousands)

Impaired Loans:

June 30, 2010	$1,440	$-	$-	$1,440

December 31, 2009	$992	$-	$-	$992

The Company had no liabilities which are required to be measured on a recurring or non-recurring basis at June 30, 2010 and December 31, 2009.

The following information should not be interpreted as an estimate of the fair value of the entire Association since a fair value calculation is only provided for a limited portion of the Association’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Association’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of  financial instruments at June 30, 2010 and December 31, 2009:

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

Impaired Loans

Impaired loans are those for which the Company has measured and recorded impairment generally      based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at June 30, 2010 and December 31, 2009 consists of the loan balance of $1,906,000 and $1,455,000, net of a valuation allowance $466,000 and $463,000, respectively.

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

As of June 30, 2010 and December 31, 2009, the fair value of commitments to extend credit were not considered to be material.

Index

NOTE 7. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

The estimated fair values of financial instruments were as follows at June 30, 2010 and December 31, 2009.

	June 30,		December 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$8,326	$8,326	$5,458	$5,458
Mortgage-backed securities held to
maturity	23,875	25,571	28,340	29,567
FHLB stock	939	939	1,275	1,275
Loans receivable	110,845	118,635	110,988	115,692
Accrued interest receivable	598	598	658	658

Financial liabilities:
Deposits	120,849	122,713	115,168	116,709
Advances from FHLB	14,949	15,168	22,851	23,352
Accrued interest payable	35	35	49	49

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

Index

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

Index

NOTE 9. FEDERAL HOME LOAN BANK OF NEW YORK STOCK

Federal Home Loan Bank of New York (“FHLB”) stock, which represents required investment in the common stock of a correspondent bank, is carried at cost and as of June 30, 2010 and December 31, 2009, consists of the common stock of FHLB.

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

Management believes no impairment charge is necessary related to the FHLB stock as of June 30, 2010.

NOTE 10. SUBSEQUENT EVENTS

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and require Flatbush Federal Savings and Loan Association to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, including mutual holding companies, like Flatbush Federal Bancorp, Inc. and Flatbush Federal Bancorp, MHC, in addition to bank holding companies that it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like Flatbush Federal Bancorp, Inc. and Flatbush Federal Bancorp, MHC.   Moreover, Flatbush Federal Bancorp, MHC will require the approval of the Federal Reserve Board before it may waive the receipt of any dividends from Flatbush Federal Bancorp, Inc., and there is no assurance that the Federal Reserve Board will approve future dividend waivers or what conditions it may impose on such waivers. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

Index

NOTE 10. SUBSEQUENT EVENTS CONTINUED

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Flatbush Federal Savings and Loan Association, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau and mutual holding company dividend waivers, will increase our operating and compliance costs and restrict our ability to pay dividends.

Flatbush Federal Savings and Loan Association to Sell Main Office Building and Surrounding Real Estate; Establish New, Nearby Branch Office.

On August 10, 2010 the Company announced the expiration of the investigation period relating to the sale of its main branch building, making the purchaser legally obligated to purchase the Bank’s main branch building. Flatbush Federal will sell its current main branch building and a portion of Flatbush Federal’s adjoining real estate to Purchaser for $9,136,000 (the “Transfer”).  Under the Agreement, Purchaser will acquire Flatbush Federal’s current main branch building located at 2146 Nostrand Avenue, Brooklyn, New York (“Property A”).  In addition thereto, the Purchaser will take title to 2158 Nostrand Avenue, Brooklyn, New York (“Property B”), and an approximately 12,305 square foot parcel (“Property C”) of a larger adjoining parking lot (“Lot 124”) abutting parts of Nostrand Avenue and Hillel Place, Brooklyn, New York (Property A, Property B, and Property C are collectively, the “Properties”).  Property B is currently leased by Flatbush Federal to a White Castle franchise.

Index

NOTE 10. SUBSEQUENT EVENTS CONTINUED

The Agreement provided for an investigation period, that expired by its terms on August 10, 2010.  The investigation period allowed the Purchaser to conduct environmental site assessments, a structural engineering survey and other tests and investigations.  With the expiration of the investigation period, the Purchaser is legally committed to complete the Transfer pursuant to the terms of the Agreement.

The Agreement further requires Purchaser to subdivide Lot 124 (of which Property C forms a part of) into two separate tax lots or parcels (the “Subdivision”), which is currently underway.  Lot 124 consists of (i) Parcel C and (ii) a 3,100 square foot parcel which abuts Hillel Place (the “Retained Property”). Flatbush Federal will retain title to the Retained Parcel, which will become the site of a new branch building (“Branch Building”).

The Transfer is expected to close (the “Closing”) approximately seventy-five (75) days after the Subdivision has been approved and new tax lot numbers are assigned to Property C and the Retained Property.  Flatbush Federal anticipates that the Transfer will occur during the fourth quarter of 2010, although there can be no assurance that the Transfer will not be delayed beyond that date.

After the Closing, Purchaser will construct and deliver the Branch Building to Flatbush Federal for a final fit out by Flatbush Federal to utilize as a new bank branch.  The Purchaser’s delivery will consist of a fully enclosed Branch Building with an approximately 3,000 square foot ground level or branch floor, and a 300 square foot lobby and ATM area.  In connection therewith, Purchaser will install, but not distribute, heating, ventilation and air-conditioning systems.  Additionally, the Purchaser is required to install utility and power lines, power receptacles, circuit breakers and water lines, among other things.

At the Closing, Flatbush Federal will lease back Property A on an interim basis for its continued use as a temporary bank branch (the “Branch Lease”) for one ($1.00) dollar.  Flatbush Federal must relocate to the new Branch Building no later than 150 days after the Purchaser completes the construction of the Branch Building and delivers to Flatbush Federal a temporary certificate of occupancy for the Branch Building.  At that time, the Branch Lease will terminate, and Flatbush Federal will open the Branch Building for business as its new bank branch.  Flatbush Federal anticipates that the Branch Building will be opened during the third quarter of 2011, although there can be no assurance that the opening will be timely.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

The Company’s total assets as of June 30, 2010 were $153.5 million compared to $156.0 million at December 31, 2009, a decrease of $2.5 million or 1.6%. Loans receivable decreased $143,000, or 0.1%, to $110.8 million at June 30, 2010 from $111.0 million at December 31, 2009.  Mortgage-backed securities decreased $4.4 million, or 15.5%, to $23.9 million at June 30, 2010 from $28.3 million as of December 31, 2009. Cash and cash equivalents increased $2.8 million or 50.9%, to $8.3 million at June 30, 2010 from $5.5 million at December 31, 2009.

Total deposits increased $5.6 million, or 4.9%, to $120.8 million at June 30, 2010 from $115.2 million at  December 31, 2009.  As of June 30, 2010, advances from the Federal Home Loan Bank of New York (“FHLB”) were $14.9 million compared to $22.9 million as of December 31, 2009, a decrease of $8.0 million, or 34.9%.

Total stockholders’ equity increased $411,000, or 2.7%, to $15.6 million at June 30, 2010 from $15.2 million at December 31, 2009.  The increase to stockholders’ equity reflects net income of $286,000, an amortization of $11,000 of unearned ESOP shares, amortization of $20,000 of restricted stock awards, amortization of $21,000 of stock option awards and $73,000, net of tax, of other comprehensive income.

On August 30, 2007, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock. Stock repurchases are made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions.  Repurchased stock will be held as treasury stock and will be available for general corporate purposes.  During the quarter ended June 30, 2010, the Company did not repurchase any shares. As of June 30, 2010, under the current program, a total of 12,750 shares had been repurchased at a weighted average price of $4.44 per share.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and June 30, 2009

General.   Net income increased by $139,000, to $146,000 for the quarter ended June 30, 2010 from $7,000 for the same quarter in 2009.  The increase in net income for the quarter was primarily due to decreases of $163,000 in interest expense on deposits, $161,000 in interest expense on borrowings from the FHLB and $74,000 in non-interest expense, partially offset by increases of $112,000 in provision for loan loss, $98,000 in income tax expense and decreases of $47,000 in interest income and $3,000 in non-interest income.

Interest Income.  Total interest income decreased $47,000, or 2.3%, to $2.0 million for the quarter ended June 30, 2010 from $2.1 million for the quarter ended June 30, 2009. The decrease in interest income can be primarily attributed to a lower average yield for these assets.  For the three months ended June 30, 2010, the average balance of $144.1 million in interest-earning assets earned an average yield of 5.56% compared to an average yield of 5.70% on an average balance of $144.0 million for the three months ended June 30, 2009.

Index

Interest income on loans increased $44,000, or 2.7%, to $1.62 million for the quarter ended June 30, 2010, from $1.58 million for the same quarter in 2009.  The average balance of loans increased $10.7 million to $111.7 million for the quarter ended June 30, 2010 from $101.0 million for the quarter ended June 30, 2009.  The average yield on loans decreased by 44 basis points to 5.80% for the quarter ended June 30, 2010 from 6.24% for the quarter ended June 30, 2009.

Interest income on mortgage-backed securities decreased $84,000, or 18.6%, to $368,000 for the quarter ended June 30, 2010 from $452,000 for the quarter ended June 30, 2009.  The average balance of mortgage-backed securities decreased $7.7 million, or 23.8%, to $24.6 million for the quarter ended June 30, 2010 from $32.3 million for the quarter ended June 30, 2009.  The average yield increased by 38 basis points to 5.98% for the quarter ended June 30, 2010 from 5.60% for the same period in 2009.

Interest income on FHLB stock decreased $6,000, or 29.7%, to $14,000 for the quarter ended June 30, 2010 from $20,000 for the quarter ended June 30, 2009.   The average yield on FHLB stock decreased 43 basis points to 5.45%, for the quarter ended June 30, 2010 from an average yield of 5.88% for the quarter ended June 30, 2009.

Interest Expense.   Total interest expense, comprised of interest expense on deposits and FHLB borrowings, decreased $326,000, or 38.0%, to $531,000 for the quarter ended June 30, 2010 from $857,000 for the quarter ended June 30, 2009. The average cost of interest-bearing liabilities decreased by 97 basis points to 1.62% for the quarter ended June 30, 2010 from 2.59% for the quarter ended June 30, 2009.  The average balance of interest-bearing liabilities decreased $959,000, or 0.7% to $131.5 million for the quarter ended June 30, 2010 from $132.4 million for the quarter ended June 30, 2009.

Interest expense on deposits decreased $163,000, or 26.9%, to $444,000 for the quarter ended June 30, 2010, from $607,000 for the quarter ended June 30, 2009.  The average cost of interest-bearing deposits decreased by 71 basis points to 1.55% for the quarter ended June 30, 2010 from 2.26% for the quarter ended June 30, 2009, reflecting the declining trend of interest rates on deposits.  As a partial offset, the average balance of interest-bearing deposits increased $6.8 million, or 6.3%, to $114.4 million for the quarter ended June 30, 2010 from $107.6 million for the quarter ended June 30, 2009.

Interest expense on FHLB borrowings decreased $161,000, or 64.7%, to $88,000 for the quarter ended June 30, 2010, from $249,000 for the quarter ended June 30, 2009.  The average balance of FHLB borrowings decreased $7.8 million or 31.3%, to $17.1 million for the quarter ended June 30, 2010, from $24.9 million for the quarter ended June 30, 2009. The average cost of FHLB borrowings decreased by 196 basis points to 2.05% for the quarter ended June 30, 2010, from 4.01% for the quarter ended June 30, 2009.

Net Interest Income.  Net interest income increased $278,000, or 23.3%, to $1.5 million for the quarter ended June 30, 2010 from $1.2 million for the same quarter in 2009.  The interest rate spread was 3.94% for the quarter ended June 30, 2010 compared to 3.11% for the quarter ended June 30, 2009, an increase of 83 basis points.  Interest margin for the quarter ended June 30, 2010 was 4.09% compared to 3.32% for the quarter ended June 30, 2009, an increase of 77 basis points.  The increase in interest rate spread and interest margin can be attributed primarily to the decrease in the average cost of interest-bearing deposits and FHLB borrowings, as well as the increase in the average balance of loans receivable.

Provision for Loan Losses.  The Company establishes the provision for loan loss, which is charged to operations, at a level deemed appropriate to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on the evaluation of these factors, a provision of $134,000 was recorded for the three months ended June 30, 2010. A provision of $22,000 was recorded for the three months ended June 30, 2009.   The level of the allowance at June 30, 2010 is based on estimates, and the ultimate losses may vary from the estimates.  Non-performing loans increased to $6.5 million, or 4.2% of total assets as of June 30, 2010 from $720,000 or 0.46% of total assets as of June 30, 2009. As of June 30, 2010, the non-performing loans included eight 1-4 family residential mortgage loans

Index

totaling $2.5 million, three non-residential mortgage loans of $2.6 million and a construction loan of $1.4 million which, at quarter-end, maintained aggregate specific allowances for loan loss of $466,000.

Non-Interest Income.  Non-interest income decreased $3,000, or 4.4%, to $65,000 for the quarter ended June 30, 2010 from $68,000 for the quarter ended June 30, 2009.  This was primarily attributable to the decrease of $2,000 in BOLI investment income to $38,000 for quarter ended June 30, 2010 from $40,000 for the same period ended in 2009.

Non-Interest Expenses.  Non-interest expenses decreased $74,000, or 5.8%, to $1.2 million for the quarter ended June 30, 2010 from $1.3 million for the quarter ended June 31, 2009.  The net decrease of $74,000 in non-interest expenses is primarily attributable to decreases to salaries and employee benefits, professional fees, Federal insurance premiums, equipment and other non-interest expenses, partially offset by increases to net occupancy expense of premises and directors compensation. Federal Deposit Insurance Corporation Premiums decreased $61,000 to $57,000 for the three months ended June 30, 2010 from $118,000 for the three months ended June 30, 2009 due to a special assessment of $71,000 during the three months ended June 30, 2009.

Income Tax Expense.  The provision for income taxes increased $98,000, to $64,000 for the quarter ended June 30, 2010 compared to a tax benefit of $34,000 for the same quarter in 2009 primarily due to an increase in income before income taxes of $238,000.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and June 30, 2009

General.   Net income decreased by $45,000, or 13.6% to $286,000 for the six months ended June 30, 2010 from $331,000 for the same period in 2009.  The decrease in net income for this period was primarily due to increases of $267,000 in provision for loan loss and $456,000 in non-interest expense and a decrease of $4,000 in non-interest income, partially offset by decreases of $303,000 in interest expense on deposits, $324,000 in interest expense on borrowings from the FHLB and $29,000 in income tax expense and an increase of $26,000 in interest income.

Interest Income.  Total interest income increased $26,000, or 0.6%, to $4.09 million for the six months ended June 30, 2010 from $4.07 million for the six months ended June 30, 2009.  For the six months ended June 30, 2010, the average balance of $144.6 million in interest-earning assets earned an average yield of 5.66% compared to an average yield of 5.71% on an average balance of $142.3 million for the six months ended June 30, 2009.

Interest income on loans increased $174,000 or 5.6%, to $3.3 million for the six months ended June 30, 2010, from $3.1 million for the same six months in 2009.  The average balance of loans increased $12.6 million to $112.3 million for the six months ended June 30, 2010 from $99.7 million for the six months ended June 30, 2009.  The average yield on loans decreased by 40 basis points to 5.87% for the six months ended June 30, 2010 from 6.27% for the six months ended June 30, 2009.

Interest income on mortgage-backed securities decreased $146,000, or 16.1%, to $761,000 for the six months ended June 30, 2010 from $907,000 for the six months ended June 30, 2009.  The average balance of mortgage-backed securities decreased $6.9 million, or 21.0%, to $25.9 million for the six months ended June 30, 2010 from $32.8 million for the six months ended June 30, 2009.  The average yield increased by 35 basis points to 5.88% for the six months ended June 30, 2010 from 5.53% for the same period in 2009.

Interest income on FHLB stock was little changed at $31,000 for both the six months ended June 30, 2010 and 2009.   The average yield on FHLB stock increased 85 basis points to 5.38%, for the six months ended June 30, 2010 from an average yield of 4.53% for the six months ended June 30, 2009. The increased yield was offset by a decrease in the average balance.

Interest Expense.   Total interest expense, comprised of interest expense on deposits and FHLB borrowings, decreased $627,000, or 36.6%, to $1.1 million, for the six months ended June 30, 2010 from $1.7 million for the six months ended June 30, 2009. The average cost of interest-bearing liabilities decreased by 98 basis points to 1.65% for the six months ended June 30, 2010 from 2.63% for the six months ended June 30, 2009.  The

Index

average balance of interest-bearing liabilities increased $1.6 million, or 1.2% to $132.2 million for the six months  ended June 30, 2010 from $130.6 million for the six months ended June 30, 2009.

Interest expense on deposits decreased $303,000, or 25.1%, to $903,000 for the six months ended June 30, 2010, from $1.2 million for the six months ended June 30, 2009.  The average cost of interest-bearing deposits decreased by 68 basis points to 1.61% for the six months ended June 30, 2010 from 2.29% for the six months ended June 30, 2009, reflecting the declining trend of interest rates on deposits.  As a partial offset, the average balance of interest-bearing deposits increased $6.6 million, or 6.3%, to $112.0 million for the six months ended June 30, 2010 from $105.4 million for the six months ended June 30, 2009.

Interest expense on FHLB borrowings decreased $324,000, or 63.8%, to $184,000 for the six months  ended June 30, 2010, from $508,000 for the six months ended June 30, 2009.  The average balance of FHLB borrowings decreased $5.1 million or 20.2%, to $20.2 million for the six months ended June 30, 2010, from $25.3 million for the six months ended June 30, 2009. The average cost of FHLB borrowings decreased by 221 basis points to 1.82% for the six months ended June 30, 2010, from 4.03% for the six months ended June 30, 2009.

Net Interest Income.  Net interest income increased $653,000, or 27.8%, to $3.0 million for the six months  ended June 30, 2010 from $2.3 million for the same six months in 2009.  The interest rate spread was 4.01% for the six months ended June 30, 2010 compared to 3.09% for the six months ended June 30, 2009, an increase of 92 basis points.  Interest margin for the six months ended June 30, 2010 was 4.15% compared to 3.30% for the six months  ended June 30, 2009, an increase of 85 basis points.  The increase in interest rate spread and interest margin can be attributed primarily to the decrease in the average cost of interest-bearing deposits and FHLB borrowings, as well as the increase in the average balance of loans receivable.

Provision for Loan Losses.  The Company establishes the provision for loan loss, which is charged to operations, at a level deemed appropriate to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on the evaluation of these factors, a provision of $289,000 was recorded for the six months ended June 30, 2010. A provision of $22,000 was recorded for the six months ended June 30, 2009.   The level of the allowance at June 30, 2010 is based on estimates, and the ultimate losses may vary from the estimates.

Non-Interest Income.  Non-interest income decreased $4,000, or 3.0%, to $129,000 for the six months  ended June 30, 2010 from $133,000 for the six months ended June 30, 2009.  This was primarily attributable to the decrease of $4,000 in BOLI investment income to $75,000 for six months ended June 30, 2010 from $79,000 for the same period ended in 2009.

Non-Interest Expenses.   Non-interest expenses increased $456,000, or 23.4%, to $2.4 million for the six months ended June 30, 2010 from $2.0 million for the six months ended June 31, 2009.  The net increase of $456,000 in non-interest expenses is primarily attributable to increases to salaries and employee benefits, net occupancy expense of premises, director’s compensation, professional fees, and other non-interest expenses, partially offset by decreases to Federal insurance premiums and equipment. Salaries and employee benefits increased $465,000 to $1.2 million for the six months ended June 30, 2010 from $738,000 for the six months ended June 30, 2009 primarily due to the one-time pre-tax curtailment credit of $416,000, net of periodic pension expense, resulting from the freezing of the defined benefit pension plan during the six months ended June 30, 2009. Excluding the curtailment credit, salaries and employee benefits increased $50,000, or 4.3% primarily due to defined benefit pension expenses and employee compensation expenses. All other categories of non-interest expenses, in the aggregate, decreased $10,000, or 0.8%, to $1.20 million for the six months ended June 30, 2010, from $1.21 million for the prior six month period.

Index

Income Tax Expense.  The provision for income taxes decreased $29,000, to $152,000 for the six months  ended June 30, 2010 compared to a tax expense of $181,000 for the same six months in 2009 primarily due to a decrease in income before income taxes of $73,000.

Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the “OTS”) regulations sufficient to ensure the Association’s safe and sound operation.  The Association’s liquidity, calculated by a ratio of short-term assets to short-term liabilities, averaged 8.49% during the month of June 2010.  The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities.  Net loans totaled $110.8 million and $111.0 million at June 30, 2010 and December 31, 2009, respectively.  Mortgage-backed securities held to maturity totaled $23.9 million and $28.3 million at June 30, 2010 and December 31, 2009, respectively.  In addition to funding new loans and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities and maturities of investment securities.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits.  If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds.  At June 30, 2010, the Company had a borrowing limit of $68.2 million from the FHLB, of which $14.9 million was advanced. At December 31, 2009, advances from the FHLB totaled $22.9 million.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations.  At June 30, 2010, the Association had outstanding commitments to originate or purchase loans of $845,000 and outstanding loans in process of $2.1 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2010, totaled $62.2 million.  Management believes that, based upon its experience and the Association’s deposit flow history, a significant portion of such deposits will remain with the Association.

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

Index

The following tables set forth the Association’s capital position at June 30, 2010 and December 31, 2009, as compared to the minimum regulatory capital requirements:

	Actual		Minimal Capital Requirements			Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2010:			(Dollars in Thousands)
Total Capital	$17,053	19.36%	$	>7,046	>8.00%	$	>8,808	>10.00%
(to risk-weighted assets)

Tier 1 Capital	16,403	18.62%		>-	>-		>5,285	>6.00%
(to risk-weighted assets)

Core (Tier 1) Capital	16,487	10.82%		>6,095	>4.00%		>7,619	>5.00%
(to adjusted total assets)

Tangible Capital	16,487	10.82%		>2,286	>1.50%		>-	>-
(to adjusted total assets)

	Actual		Minimal Capital Requirements			Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2009:			(Dollars in Thousands)
Total Capital	$16,408	18.66%	$	>7,036	>8.00%	$	>8,795	>10.00%
(to risk-weighted assets)

Tier 1 Capital	16,044	18.24%		>-	>-		>5,277	>6.00%
(to risk-weighted assets)

Core (Tier 1) Capital	16,128	10.42%		>6,192	>4.00%		>7,739	>5.00%
(to adjusted total assets)

Tangible Capital	16,128	10.42%		>2,322	>1.50%		>-	>-
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

Index

The Association’s current investment strategy is to maintain an overall securities portfolio that provides a source of liquidity and that contributes to the Association’s overall profitability and asset mix within given quality and maturity considerations.

Net Portfolio Value

The Association’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association’s quarterly Thrift Financial Reports. The following table sets forth the Association’s NPV as of June 30, 2010, the most recent date the Association’s NPV was calculated by the OTS.

Change in Interest Rates (basis points)	Net Portfolio Value			Net Portfolio Value as a Percentage of Present Value of Assets
	Estimated NPV	Amount of Change	Percent of Change	NPV Ratio	Change in Basis Points
			(Dollars in Thousands)

+300	$14,916	$(8,480)	(36%)	9.72%	(450)
+200	18,560	(4,837)	(21%)	11.76%	(247)
+100	21,581	(1,816)	(8%)	13.34%	(88)
+ 50	22,658	(738)	( 3%)	13.88%	(35)
0	23,397	—	—	14.23%	—
- 50	23,834	438	2%	14.42%	19
-100	24,084	687	3%	14.53%	30

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

ITEM 4. FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010 (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them in a timely manner to material information relating to us (or our consolidated subsidiary) required to be included in our periodic SEC filings.

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

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Index

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

As of June 30, 2010, the Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that  management believes are immaterial to the Company’s consolidated financial condition, results of operations and cash flows.

ITEM 1A.Risk Factors

A smaller reporting company is not required to provide the information required of this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 30, 2007, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of June 30, 2010, 12,750 total shares have been repurchased by the Company under this repurchase program. During the quarter ended June 30, 2010, no shares were repurchased. These total repurchased shares do not include the stock dividend shares of 1,340 which, along with the repurchased shares, are held as treasury stock.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2010 through April 30, 2010	-	$-	12,750	37,250
May 1, 2010 through May 31, 2010	-	-	12,750	37,250
June 1, 2010 through June 30, 2010	-	-	12,750	37,250

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

FLATBUSH FEDERAL BANCORP, INC.

Date: August 16, 2010	By:	/s/	Jesus R. Adia
Jesus R. Adia
President and
Chief Executive Officer

Date: August 16, 2010	By:	/s/	John S. Lotardo
John S. Lotardo
Executive Vice President and Chief
Financial Officer