Form 10-Q
period 2010-09-30
FLATBUSH FEDERAL BANCORP INC
filed 2010-11-15
CIK 1243496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to _______

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of November 12, 2010 the Registrant had outstanding 2,736,907 shares of common stock.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

Index

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
ASSETS	2010	2009

Cash and amounts due from depository institutions	$1,887,304	$1,846,911
Interest earning deposits in other banks	1,001,309	1,861,116
Federal funds sold	4,800,000	1,750,000
Cash and cash equivalents	7,688,613	5,458,027

Mortgage-backed securities held to maturity; fair value of
$23,173,268 (2010) and $29,566,571 (2009)	21,774,217	28,340,092
Loans receivable, net of allowance for loan losses of $1,216,285
(2010) and $828,534 (2009)	109,874,361	110,987,520
Premises and equipment	2,318,392	2,440,313
Federal Home Loan Bank of New York stock	850,500	1,274,900
Accrued interest receivable	603,273	657,552
Bank owned life insurance	4,333,396	4,219,982
Other assets	2,353,346	2,601,027
Total assets	$149,796,098	$155,979,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$5,192,031	$5,862,496
Interest bearing	113,425,739	109,305,224
Total deposits	118,617,770	115,167,720
Federal Home Loan Bank of New York advances	12,989,030	22,851,481
Advance payments by borrowers for taxes and insurance	525,177	292,581
Other liabilities	1,706,325	2,434,678
Total liabilities	133,838,302	140,746,460
Stockholders’ equity:
Preferred stock $0.01 par value; 1,000,000 shares authorized;
none issued and outstanding	---	---
Common stock $0.01 par value; authorized 9,000,000 shares;
issued 2,799,657 shares; outstanding 2,736,907 shares	27,998	27,998
Paid-in capital	12,634,468	12,581,519
Retained earnings	5,885,579	5,349,941
Unearned employees’ stock ownership plan (ESOP) shares	(452,701)	(478,857)
Treasury stock, 62,750 shares	(446,534)	(446,534)
Accumulated other comprehensive loss	(1,691,014)	(1,801,114)
Total stockholders’ equity	15,957,796	15,232,953

Total liabilities and stockholders’ equity	$149,796,098	$155,979,413

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest Income
Loans, including fees	$1,650,044	$1,644,169	$4,946,815	$4,766,958
Mortgage-backed securities	324,023	466,835	1,084,572	1,373,742
Federal Home Loan Bank of New York stock	12,362	19,068	43,745	50,286
Other interest earning assets	1,627	2,001	4,031	6,112
Total interest income	1,988,056	2,132,073	6,079,163	6,197,098

Interest Expense
Deposits	423,167	599,518	1,326,601	1,806,179
Borrowings	75,841	240,597	260,135	748,977
Total interest expense	499,008	840,115	1,586,736	2,555,156

Net Interest Income	1,489,048	1,291,958	4,492,427	3,641,942
Provision for loan losses	100,000	51,910	388,578	73,774
Net interest income after provision for loan losses	1,389,048	1,240,048	4,103,849	3,568,168

Non-interest income
Fees and service charges	25,105	25,646	77,397	78,231
BOLI income	38,240	40,365	113,414	119,685
Other	763	750	2,020	2,045
Total non-interest income	64,108	66,761	192,831	199,961

Non-interest expenses
Salaries and employee benefits	606,816	599,494	1,810,339	1,337,719
Net occupancy expense of premises	132,664	118,823	369,398	346,387
Equipment	113,470	122,145	359,329	373,072
Directors’ compensation	41,991	46,154	139,974	136,763
Professional fees	75,000	89,000	269,150	281,404
Other insurance premiums	32,912	36,002	103,798	107,510
Federal deposit insurance premiums	48,681	41,680	164,170	185,057
Other	120,130	122,624	361,295	358,225
Total non-interest expenses	1,171,664	1,175,922	3,577,453	3,126,137

Income before income tax	281,492	130,887	719,227	641,992
Income tax expense	31,732	46,431	183,589	226,964
Net income	$249,760	$84,456	$535,638	$415,027

Net income per common share – Basic and diluted	$0.09	$0.03	$0.20	$0.16
Weighted average number of shares outstanding – Basic and diluted	2,667,504	2,662,236	2,666,200	2,661,133

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net Income	$249,760	$84,456	$535,638	$415,027

Other comprehensive income,
net of income taxes:

Benefit plans	63,112	68,584	189,336	206,338

Deferred income taxes	(26,412)	(28,362)	(79,236)	(85,670)
	36,700	40,222	110,100	120,668

Comprehensive income	$286,460	$124,678	$645,738	$535,695

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flow from operating activities:
Net income	$535,638	$415,027
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	131,803	138,080
Net accretion of discounts, premiums and
deferred loan fees and costs	(125,428)	(66,321)
Provision for loan losses	388,578	73,774
ESOP shares committed to be released	17,608	14,184
MRP expense	30,438	30,438
Stock option expense	31,059	31,248
Decrease (increase) in accrued interest receivable	54,279	(52,285)
Increase in cash surrender value of BOLI	(113,414)	(119,685)
Decrease (increase) in other assets	168,455	(160,690)
Decrease in other liabilities	(539,018)	(964,557)
Net cash provided by (used in) operating activities	579,988	(660,787)

Cash flow from investing activities:
Principal repayments on mortgage-backed securities held to maturity	6,663,434	4,568,797
Purchases of mortgage-backed securities held to maturity	-	(905,604)
Purchases of loan participation interests	(1,589,496)	(2,016,503)
Net change in loans receivable	2,341,947	(9,458,837)
Additions to premises and equipment	(9,882)	(6,256)
Redemption of Federal Home Loan Bank of New York stock	424,400	271,800
Net cash provided by (used in) investing activities	7,830,403	(7,546,603)

Cash flow from financing activities:
Net increase in deposits	3,450,050	13,916,461
Repayment of advances from Federal Home Loan Bank of New York	(9,362,451)	(4,298,125)
Net change to short-term borrowings	(500,000)	(2,000,000)
Increase (decrease) in advance payments by borrowers
for taxes and insurance	232,596	(217,846)
Purchase of treasury stock	-	(3,550)
Net cash (used in) provided by financing activities	(6,179,805)	7,396,940
Net increase (decrease) in cash and cash equivalents	2,230,586	(810,450)
Cash and cash equivalents – beginning	5,458,027	7,678,488

Cash and cash equivalents – ending	$7,688,613	$6,868,038
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$1,523,997	$2,294,155
Income taxes	$61,000	$276,050

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three months and nine months ended September 30, 2010, are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events”, the Company has evaluated events and transactions occurring subsequent to the Statement of Financial Condition date of September 30, 2010 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 3.  NET INCOME PER COMMON SHARE

Net income per common share was computed by dividing net income for the three months and nine months ended September 30, 2010 and 2009 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP.  Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. At and for the three months and nine months ended September 30, 2010 and 2009, there was no dilutive effect for the 82,378 and 82,378, respectively, of stock options outstanding. At and for the three months and nine months ended September 30, 2010 and 2009, there was no dilutive effect for the 11,398 and 15,198, respectively, of non-vested restricted stock awards.

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

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government National Mortgage Association	$2,096,499	$153,576	$-	$2,250,075
Federal National Mortgage Association	15,505,560	1,074,413	-	16,579,973
Federal Home Loan Mortgage Corporation	4,172,158	181,223	10,161	4,343,220

Total	$21,774,217	$1,409,212	$10,161	$23,173,268

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government National Mortgage Association	$2,587,153	$101,800	$7,233	$2,681,720
Federal National Mortgage Association	20,126,402	997,964	-	21,124,366
Federal Home Loan Mortgage Corporation	5,626,537	151,058	17,110	5,760,485

Total	$28,340,092	$1,250,822	$24,343	$29,566,571

All mortgage-backed securities held at September 30, 2010, and December 31, 2009, were secured by residential real estate.

Index

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY (CONTINUED)

The age of unrealized losses and fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2010:
Federal Home Loan
Mortgage
Corporation	$55,569	$141	$555,991	$10,020	$611,560	$10,161

Total	$55,569	$141	$555,991	$10,020	$611,560	$10,161

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2009:
Government National
Mortgage Association	$359,809	$7,233	$-	$-	$359,809	$7,233
Federal National
Mortgage
Association	1,041,073	14,952	319,344	2,158	1,360,417	17,110

Total	$1,400,882	$22,185	$319,344	$2,158	$1,720,226	$24,343

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

At September 30, 2010, and December 31, 2009, management concluded that the unrealized losses above (which, at September 30, 2010, related to four Federal Home Loan Mortgage Corporation securities) are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuer of the securities.

Index

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY (CONTINUED)

The amortized cost and estimated fair value of mortgage-backed securities at September 30, 2010 by contractual maturity, are shown below.  Actual maturities will differ from contractual maturities because borrowers generally have the right to prepay obligations.

	September 30, 2010
	Amortized Cost	Estimated Fair Value
Due within one year	$97,511	$99,332
Due after one year through five years	31,512	32,778
Due after five years through ten years	171,639	180,303
Due after ten years	21,473,555	22,860,855
Total	$21,774,217	$23,173,268

NOTE 6.  RETIREMENT PLANS – COMPONENTS OF  NET PERIODIC PENSION COST

Periodic pension expense was as follows:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$-	$-	$-	$18,391
Interest cost	76,343	78,218	229,029	233,989
Expected return on assets	(106,170)	(86,463)	(318,510)	(241,052)
Amortization of past service cost (credit)	-	-	-	(15,799)
Amortization of unrecognized net loss	57,401	62,634	172,203	204,287
Curtailment credit	-	-	-	(507,058)
Net periodic benefit cost	$27,574	$54,389	$82,722	$(307,242)

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

Index

NOTE 6.  RETIREMENT PLANS – COMPONENTS OF NET PERIODIC PENSION COST (CONTINUED)

Periodic pension expense for other plans was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$4,674	$4,344	$14,022	$13,032
Interest cost	16,782	17,711	50,346	53,133
Amortization of past service cost	5,278	5,278	15,834	15,834
Amortization of unrecognized net loss	433	672	1,299	2,016
Net periodic benefit cost	$27,167	$28,005	$81,501	$84,015

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

The Company had no financial assets which are required to be measured on a recurring basis at September 30, 2010 and December 31, 2009.

Index

NOTE 7. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

(In Thousands)

Impaired Loans:

September 30, 2010	$1,440	$-	$-	$1,440

December 31, 2009	$992	$-	$-	$992

The Company had no liabilities which are required to be measured on a recurring or non-recurring basis at September 30, 2010 and December 31, 2009.

The following information should not be interpreted as an estimate of the fair value of the entire Association since a fair value calculation is only provided for a limited portion of the Association’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Association’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of  financial instruments at September 30, 2010 and December 31, 2009:

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

 Impaired Loans

Impaired loans are those for which the Company has measured and recorded impairment generally      based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at September 30, 2010 and December 31, 2009 consists of the loan balance of $1,906,000 and $1,455,000, net of a valuation allowance $466,000 and $463,000, respectively.

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

As of September 30, 2010 and December 31, 2009, the fair value of commitments to extend credit were not considered to be material.

Index

NOTE 7. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

The estimated fair values of financial instruments were as follows at September 30, 2010 and December 31, 2009.

	September 30,		December 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$7,689	$7,689	$5,458	$5,458
Mortgage-backed securities held to
maturity	21,774	23,173	28,340	29,567
FHLB stock	851	851	1,275	1,275
Loans receivable	109,874	116,440	110,988	115,692
Accrued interest receivable	603	603	658	658

Financial liabilities:
Deposits	118,618	120,439	115,168	116,709
Advances from FHLB	12,989	13,208	22,851	23,352
Accrued interest payable	34	34	49	49

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

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early

Index

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE 9. FEDERAL HOME LOAN BANK OF NEW YORK STOCK

Federal Home Loan Bank of New York (“FHLB”) stock, which represents required investment in the common stock of a correspondent bank, is carried at cost and as of September 30, 2010 and December 31, 2009, consists of the common stock of FHLB.

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

Management believes no impairment charge is necessary related to the FHLB stock as of September 30, 2010.

Index

NOTE 10. PROPERTY SALE

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

The Agreement provided for an investigation period that expired by its terms on August 10, 2010.  The investigation period allowed the Purchaser to conduct environmental site assessments, a structural engineering survey and other tests and investigations.  With the expiration of the investigation period, the Purchaser is legally committed to complete the Transfer pursuant to the terms of the Agreement.

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

The Transfer is expected to close (the “Closing”) approximately seventy-five (75) days after the Subdivision has been approved and new tax lot numbers are assigned to Property C and the Retained Property (collectively , the “Municipal Approvals”).  Flatbush Federal anticipates that the Transfer will occur during the second quarter of 2011, although there can be no assurance that the Transfer will not be extended beyond that date, as a result of unexpected delays in obtaining Municipal Approvals.

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

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

The Company’s total assets as of September 30, 2010 were $149.8 million compared to $156.0 million at December 31, 2009, a decrease of $6.2 million or 4.0%. Loans receivable decreased $1.1 million, or 1.0%, to $109.9 million at September 30, 2010 from $111.0 million at December 31, 2009.  Mortgage-backed securities decreased $6.5 million, or 23.0%, to $21.8 million at September 30, 2010 from $28.3 million as of December 31, 2009 primarily due to prepayments and amortization. Cash and cash equivalents increased $2.2 million or 40.0%, to $7.7 million at September 30, 2010 from $5.5 million at December 31, 2009.

Total deposits increased $3.4 million, or 3.0%, to $118.6 million at September 30, 2010 from $115.2 million at December 31, 2009.  As of September 30, 2010, advances from the Federal Home Loan Bank of New York (“FHLB”) were $13.0 million compared to $22.9 million as of December 31, 2009, a decrease of $9.9 million, or 43.2%.

Total stockholders’ equity increased $725,000, or 4.8%, to $16.0 million at September 30, 2010 from $15.2 million at December 31, 2009.  The increase to stockholders’ equity reflects net income of $536,000,  amortization of $18,000 of unearned ESOP shares, amortization of $30,000 of restricted stock awards, amortization of $31,000 of stock option awards and $110,000, net of tax, of other comprehensive income.

On August 30, 2007, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock. Stock repurchases are made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions.  Repurchased stock will be held as treasury stock and will be available for general corporate purposes.  During the quarter ended September 30, 2010, the Company did not repurchase any shares. As of September 30, 2010, under the current program, a total of 12,750 shares had been repurchased at a weighted average price of $4.44 per share.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and September 30, 2009

General.   Net income increased by $165,000, to $250,000 for the quarter ended September 30, 2010 from $84,000 for the same quarter in 2009.  The increase in net income for the quarter was primarily due to decreases of $176,000 in interest expense on deposits, $165,000 in interest expense on borrowings from the FHLB, $4,000 in non-interest expense and $15,000 in income tax expense, partially offset by an increase of $48,000 in provision for loan loss, and decreases of $144,000 in interest income and $3,000 in non-interest income.

Interest Income.  Total interest income decreased $144,000, or 6.8%, to $2.0 million for the quarter ended September 30, 2010 from $2.1 million for the quarter ended September 30, 2009. The decrease in interest income can be primarily attributed to  lower average balances and yield for these assets.  For the three months ended September 30, 2010, the average balance of $139.8 million in interest-earning assets earned an average yield of 5.69% compared to an average yield of 5.80% on an average balance of $147.0 million for the three months ended September 30, 2009.

Index

Interest income on loans increased $6,000, or 0.4%, to $1.65 million for the quarter ended September 30, 2010, from $1.64 million for the same quarter in 2009.  The average balance of loans increased $2.5 million to $110.5 million for the quarter ended September 30, 2010 from $108.0 million for the quarter ended September 30, 2009.  The average yield on loans decreased by 12 basis points to 5.97% for the quarter ended September 30, 2010 from 6.09% for the quarter ended September 30, 2009.

Interest income on mortgage-backed securities decreased $143,000, or 30.6%, to $324,000 for the quarter ended September 30, 2010 from $467,000 for the quarter ended September 30, 2009.  The average balance of mortgage-backed securities decreased $7.8 million, or 25.7%, to $22.5 million for the quarter ended September 30, 2010 from $30.3 million for the quarter ended September 30, 2009.  The average yield decreased by 41 basis points to 5.75% for the quarter ended September, 2010 from 6.16% for the same period in 2009.

Interest income on FHLB stock decreased $7,000, or 36.8%, to $12,000 for the quarter ended September 30, 2010 from $19,000 for the quarter ended September 30, 2009.   The average yield on FHLB stock decreased 22 basis points to 5.57%, for the quarter ended September 30, 2010 from an average yield of 5.79% for the quarter ended September 30, 2009.

Interest Expense.  Total interest expense, comprised of interest expense on deposits and FHLB borrowings, decreased $341,000, or 40.6%, to $499,000 for the quarter ended September 30, 2010 from $840,000 for the quarter ended September 30, 2009. The average cost of interest-bearing liabilities decreased by 95 basis points to 1.56% for the quarter ended September 30, 2010 from 2.51% for the quarter ended September 30, 2009.  The average balance of interest-bearing liabilities decreased $6.2 million, or 4.6% to $127.7 million for the quarter ended September 30, 2010 from $133.9 million for the quarter ended September 30, 2009.

Interest expense on deposits decreased $176,000, or 29.4%, to $423,000 for the quarter ended September 30, 2010, from $599,000 for the quarter ended September 30, 2009.  The average cost of interest-bearing deposits decreased by 69 basis points to 1.49% for the quarter ended September 30, 2010 from 2.18% for the quarter ended September 30, 2009, reflecting the declining trend of interest rates on deposits.  As a partial offset, the average balance of interest-bearing deposits increased $3.8 million, or 3.5%, to $113.9 million for the quarter ended September 30, 2010 from $110.1 million for the quarter ended September 30, 2009.

Interest expense on FHLB borrowings decreased $165,000, or 68.5%, to $76,000 for the quarter ended September 30, 2010, from $241,000 for the quarter ended September 30, 2009.  The average balance of FHLB borrowings decreased $10.0 million or 42.0%, to $13.8 million for the quarter ended September 30, 2010, from $23.8 million for the quarter ended September 30, 2009. The average cost of FHLB borrowings decreased by 185 basis points to 2.20% for the quarter ended September 30, 2010, from 4.05% for the quarter ended September 30, 2009.

Net Interest Income.  Net interest income increased $197,000, or 15.2%, to $1.5 million for the quarter ended September 30, 2010 from $1.3 million for the same quarter in 2009.  The interest rate spread was 4.13% for the quarter ended September 30, 2010 compared to 3.29% for the quarter ended September 30, 2009, an increase of 84 basis points.  Interest margin for the quarter ended September 30, 2010 was 4.26% compared to 3.51% for the quarter ended September 30, 2009, an increase of 75 basis points.  The increase in interest rate spread and interest margin can be attributed primarily to the decrease in the average cost of interest-bearing deposits and FHLB borrowings, as well as the increase in the average balance of loans receivable.

Provision for Loan Losses.  The Company establishes the provision for loan loss, which is charged to operations, at a level deemed appropriate to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on the evaluation of these factors, a provision of $100,000 was recorded for the three months ended September 30, 2010. A provision of $52,000 was recorded for the three months ended September 30, 2009.   The level of the allowance at September 30, 2010 is based on estimates, and the ultimate losses may vary from the estimates.  Non-performing

Index

loans increased to $6.4 million, or 4.3% of total assets as of September 30, 2010 from $2.7 million or 1.74% of total assets as of September 30, 2009. As of September 30, 2010, the non-performing loans included eight 1-4 family residential mortgage loans totaling $2.4 million, three non-residential mortgage loans of $2.6 million and a construction loan of $1.4 million which, at quarter-end, maintained aggregate specific allowances for loan loss of $466,000. Allowance for loan loss totaled $1.2 million which was comprised of $466,000 of specific allowance and $750,000 of general allowance.

Non-Interest Income.  Non-interest income decreased $3,000, or 4.5%, to $64,000 for the quarter ended September 30, 2010 from $67,000 for the quarter ended September 30, 2009.  This was primarily attributable to the decrease of $2,000 in BOLI investment income to $38,000 for the quarter ended  September 30, 2010 from $40,000 for the same period ended in 2009.

Non-Interest Expenses.  Non-interest expenses decreased $4,000, or 0.3%, to $1.2 million for the quarter ended September 30, 2010 from $1.2 million for the quarter ended September 30, 2009.  The net decrease of $4,000 in non-interest expenses is primarily attributable to decreases to professional fees, equipment, directors compensation and other insurance premiums, partially offset by increases to salaries and employee benefits, net occupancy expense of premises and Federal deposit insurance premiums.

Income Tax Expense.  The provision for income taxes decreased $15,000, to $32,000 for the quarter ended September 30, 2010 compared to $46,000 for the same quarter in 2009.   Income tax expense for the quarter ended September 30, 2010, was beneficially affected by amendments to the New York State and New York City’s tax law and ordinance conforming the bad debt deduction to the deduction allowed under the Federal income tax law.  The amendment was effective during the quarter ended September 30, 2010.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and September 30, 2009

General.   Net income increased by $121,000, or 29.2% to $536,000 for the nine months ended September 30, 2010 from $415,000 for the same period in 2009.  The increase in net income for this period was primarily due to decreases of $480,000 in interest expense on deposits, $489,000 in interest expense on borrowings from the FHLB and $43,000 in income tax expense, partially offset by decreases of $118,000  in interest income and $7,000 in non-interest income and increases of $315,000 in provision for loan loss and $451,000 in non-interest expense.

Interest Income.  Total interest income decreased $118,000, or 1.9%, to $6.1 million for the nine months ended September 30, 2010 from $6.2 million for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, the average balance of $143.0 million in interest-earning assets earned an average yield of 5.67% compared to an average yield of 5.74% on an average balance of $143.9 million for the nine months ended September 30, 2009.

Interest income on loans increased $180,000 or 3.8%, to $4.9 million for the nine months ended September 30, 2010, from $4.8 million for the same period months in 2009.  The average balance of loans increased $9.3 million to $111.7 million for the nine months ended September 30, 2010 from $102.4 million for the nine months ended September 30, 2009.  The average yield on loans decreased by 29 basis points to 5.91% for the nine months ended September 30, 2010 from 6.20% for the nine months ended September 30, 2009.

Interest income on mortgage-backed securities decreased $289,000, or 21.0%, to $1.1 million for the nine months ended September 30, 2010 from $1.4 million for the nine months ended September 30, 2009.  The average balance of mortgage-backed securities decreased $7.2 million, or 22.5%, to $24.8 million for the nine months ended September 30, 2010 from $32.0 million for the nine months ended September 30, 2009 primarily due to prepayments and amortizations.  The average yield increased by 11 basis points to 5.84% for the nine months ended September 30, 2009 from 5.73% for the same period in 2009.

Interest income on FHLB stock decreased $6,000, or 12.0%, to $44,000 for the nine months ended September 30, 2010 from $50,000 for the nine months ended September 30, 2009.   The average yield on FHLB stock increased 49 basis points to 5.43% for the nine months ended September 30, 2010 from an average yield of 4.94% for the nine months ended September 30, 2009. The increased yield was offset by a decrease in the average

Index

balance of $283,000 to $1.1 million for the nine months ended September 30, 2010 from $1.4 million for the nine months ended September 30, 2009.

Interest Expense.  Total interest expense, comprised of interest expense on deposits and FHLB borrowings, decreased $968,000, or 37.9%, to $1.6 million, for the nine months ended September 30, 2010 from $2.6 million for the nine months ended September 30, 2009. The average cost of interest-bearing liabilities decreased by 97 basis points to 1.62% for the nine months ended September 30, 2010 from 2.59% for the nine months ended September 30, 2009.  The average balance of interest-bearing liabilities decreased $1.0 million, or 0.8% to $130.7 million for the nine months ended September 30, 2010 from $131.7 million for the nine months ended September 30, 2009.

Interest expense on deposits decreased $480,000, or 26.6%, to $1.3 million for the nine months ended September 30, 2010, from $1.8 million for the nine months ended September 30, 2009.  The average cost of interest-bearing deposits decreased by 68 basis points to 1.57% for the nine months ended September 30, 2010 from 2.25% for the nine months ended September 30, 2009, reflecting the declining trend of interest rates on deposits.  As a partial offset, the average balance of interest-bearing deposits increased $5.6 million, or 5.2%, to $112.6 million for the nine months ended September 30, 2010 from $107.0 million for the nine months ended September 30, 2009.

Interest expense on FHLB borrowings decreased $489,000, or 65.3%, to $260,000 for the nine months  ended September 30, 2010, from $749,000 for the nine months ended September 30, 2009.  The average balance of FHLB borrowings decreased $6.7 million or 27.0%, to $18.1 million for the nine months ended September 30, 2010, from $24.8 million for the nine months ended September 30, 2009. The average cost of FHLB borrowings decreased by 211 basis points to 1.92% for the nine months ended September 30, 2010, from 4.03% for the nine months ended September 30, 2009.

Net Interest Income.  Net interest income increased $850,000, or 23.3%, to $4.5 million for the nine months ended September 30, 2010 from $3.6 million for the same nine months in 2009.  The interest rate spread was 4.05% for the nine months ended September 30, 2010 compared to 3.16% for the nine months ended September 30, 2009, an increase of 89 basis points.  Interest margin for the nine months ended September 30, 2010 was 4.19% compared to 3.38% for the nine months ended September 30, 2009, an increase of 81 basis points.  The increase in interest rate spread and interest margin can be attributed primarily to the decrease in the average cost of interest-bearing deposits and FHLB borrowings, as well as the increase in the average balance of loans receivable.

Provision for Loan Losses.  The Company establishes the provision for loan loss, which is charged to operations, at a level deemed appropriate to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on the evaluation of these factors, a provision of $389,000 was recorded for the nine months ended September 30, 2010. A provision of $74,000 was recorded for the nine months ended September 30, 2009.   The level of the allowance at September 30, 2010 is based on estimates, and the ultimate losses may vary from the estimates.

Non-Interest Income.  Non-interest income decreased $7,000, or 3.5%, to $193,000 for the nine months  ended September 30, 2010 from $200,000 for the nine months ended September 30, 2009.  This was primarily attributable to the decrease of $6,000 in BOLI investment income to $113,000 for nine months ended September 30, 2010 from $119,000 for the same period ended in 2009.

Non-Interest Expenses.   Non-interest expenses increased $451,000, or 14.4%, to $3.6 million for the nine months ended September 30, 2010 from $3.1 million for the nine months ended September 30, 2009.  The net increase of $451,000 in non-interest expenses is primarily attributable to increases to salaries and employee benefits and net occupancy expense of premises, partially offset by decreases to professional fees, Federal deposit insurance premiums and equipment. Salaries and employee benefits increased $473,000 to $1.8 million for the nine months ended September 30, 2010 from $1.3 million for the nine months ended September 30, 2009 primarily due to the one-time pre-tax curtailment credit of $416,000, net of periodic pension expense, resulting from the freezing of the

Index

defined benefit pension plan during the nine months ended September 30, 2009. Excluding the curtailment credit, salaries and employee benefits increased $57,000, or 3.2%. All other categories of non-interest expenses, in the aggregate, decreased $21,000, or 1.2%, to $1.77 million for the nine months ended September 30, 2010, from $1.79 million for the prior nine month period.

Income Tax Expense. The provision for income taxes decreased $43,000, to $184,000 for the nine months  ended September 30, 2010 compared to a tax expense of $227,000 for the same nine months in 2009. Income tax expense for the nine months ended September 30, 2010, was beneficially affected by amendments to the New York State and New York City’s tax law and ordinance conforming the bad debt deduction to the deduction allowed under the Federal income tax law.  The amendment was effective during the quarter ended September 30, 2010.

Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the “OTS”) regulations sufficient to ensure the Association’s safe and sound operation.  The Association’s liquidity, calculated by a ratio of short-term assets to short-term liabilities, averaged 7.46% during the month of September 2010.  The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities.  Net loans totaled $109.9 million and $111.0 million at September 30, 2010 and December 31, 2009, respectively.  Mortgage-backed securities held to maturity totaled $21.8 million and $28.3 million at September 30, 2010 and December 31, 2009, respectively.  In addition to funding new loans and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities and maturities of investment securities.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits.  If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds.  At September 30, 2010, the Company had a borrowing limit of $65.9 million from the FHLB, of which $13.0 million was advanced. At December 31, 2009, advances from the FHLB totaled $22.9 million.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations.  At September 30, 2010, the Association had outstanding commitments to originate or purchase loans of $2.3 million and outstanding loans in process of $1.4 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2010, totaled $62.4 million.  Management believes that, based upon its experience and the Association’s deposit flow history, a significant portion of such deposits will remain with the Association.

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

Index

The following tables set forth the Association’s capital position at September 30, 2010 and December 31, 2009, as compared to the minimum regulatory capital requirements:

	Actual		Minimal Capital Requirements		Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010:			(Dollars in Thousands)
Total Capital	$17,439	20.00%	>$6,975	>8.00%	>$8,718	>10.00%
(to risk-weighted assets)

Tier 1 Capital	16,690	19.14%	> -	> -	>5,231	> 6.00%
(to risk-weighted assets)

Core (Tier 1) Capital	16,774	11.28%	> 5,949	>4.00%	>7,436	> 5.00%
(to adjusted total assets)

Tangible Capital	16,774	11.28%	> 2,231	>1.50%	>-	>-
(to adjusted total assets)

	Actual		Minimal Capital Requirements		Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009:			(Dollars in Thousands)
Total Capital	$16,408	18.66%	>$7,036	>8.00%	>$8,795	>10.00%
(to risk-weighted assets)

Tier 1 Capital	16,044	18.24%	> -	> -	>5,277	> 6.00%
(to risk-weighted assets)

Core (Tier 1) Capital	16,128	10.42%	> 6,192	>4.00%	>7,739	> 5.00%
(to adjusted total assets)

Tangible Capital	16,128	10.42%	> 2,322	>1.50%	>-	>-
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

Net Portfolio Value

The Association’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association’s quarterly Thrift Financial Reports. The following table sets forth the Association’s NPV as of September 30, 2010, the most recent date the Association’s NPV was calculated by the OTS.

Change in	Net Portfolio Value			Net Portfolio Value as a Percentage of Present Value of Assets
Interest Rates (basis points)	Estimated NPV	Amount of Change	Percent of Change	NPV Ratio	Change in Basis Points
	(Dollars in Thousands)

+300	$13,795	$(8,980)	(39%)	9.28%	(497)
+200	17,517	(5,258)	(23%)	11.44%	(281)
+100	20,692	(2,083)	( 9%)	13.18%	(107)
+ 50	21,895	(880)	( 4%)	13.81%	(44)
0	22,775	—	—	14.25%	—
- 50	23,430	655	3%	14.57%	32
-100	23,664	889	4%	14.68%	43

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010 (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them in a timely manner to material information relating to us (or our consolidated subsidiary) required to be included in our periodic SEC filings.

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

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Index

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

As of September 30, 2010, the Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that  management believes are immaterial to the Company’s consolidated financial condition, results of operations and cash flows.

ITEM 1A.Risk Factors

A smaller reporting company is not required to provide the information required of this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 30, 2007, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of September 30, 2010, 12,750 total shares have been repurchased by the Company under this repurchase program. During the quarter ended September 30, 2010, no shares were repurchased. These total repurchased shares do not include the stock dividend shares of 1,340 which, along with the repurchased shares, are held as treasury stock.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2010 through July 31, 2010	-	$-	12,750	37,250
August 1, 2010 through August 31, 2010	-	-	12,750	37,250
September 1, 2010 through September 30, 2010	-	-	12,750	37,250

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

FLATBUSH FEDERAL BANCORP, INC.

Date:	November 15, 2010	By:	/s/Jesus R. Adia
Jesus R. Adia
President and
Chief Executive Officer

Date:	November 15, 2010	By:	/s/ John S. Lotardo
John S. Lotardo
Executive Vice President and Chief
Financial Officer