Form 10-K
period 2010-12-31
FLATBUSH FEDERAL BANCORP INC
filed 2011-03-28
CIK 1243496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to __________________

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

Indicate by check mark whether the registrant is a shell company.       Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold on the OTC Bulletin Board as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,934,443.

The number of shares outstanding of the registrant’s common stock was 2,736,907 as of March 10, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Annual Report to Shareholders for the fiscal year ended December 31, 2010 (Part II).
2.	Proxy Statement for the 2011 Annual Meeting of Stockholders (Part III)

FLATBUSH FEDERAL BANCORP, INC.
2010 FORM 10-K

PART I

ITEM 1.	BUSINESS

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

Flatbush Federal Bancorp, Inc.

Flatbush Federal Bancorp, Inc. (the “Company”) is a Federal corporation which was organized in 2003 as part of the mutual holding company reorganization of Flatbush Federal Savings & Loan Association (the “Association”).  The Company’s principal asset is its investment in Flatbush Federal Savings & Loan Association.  The Company is a majority owned subsidiary of Flatbush Federal Bancorp, MHC (“Flatbush MHC”), a Federally-chartered mutual holding company.  Flatbush MHC owned 1,484,208 shares of common stock, or 54.23% of the outstanding shares of the common stock at December 31, 2010. At December 31, 2010, the Company had consolidated assets of $147.0 million, deposits of $117.1 million and stockholders’ equity of $15.8 million.  The Company’s executive office is located at 2146 Nostrand Avenue, Brooklyn, New York 11210 and its telephone number is (718) 859-6800.

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

Competition. The Association faces intense competition within its market area both in making loans and attracting deposits.  The New York City area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions.  Some of the Association’s competitors offer products and services that it currently does not offer, such as trust services and private banking.  As of December 31, 2010, the Association’s market share of deposits represented less than one half of one percent of deposits in Kings County.

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

Market Area. The Association operates in an urban market area that has a stable population and household base.  The Association’s primary lending area is concentrated in Brooklyn, as well as the other four boroughs of New York City, and Long Island, New York.  One- to four-family residential real estate in the market area is characterized by a large number of attached and semi-detached houses, including a number of two- and three-family homes and condominium apartments.  Most of the deposit customers are residents of the greater New York metropolitan area.  The economy of the market area is characterized by a large number of small retail establishments.  The Association’s customer base is comprised of middle-income households, and to a lesser extent, low-to-moderate-income households.

Lending Activities. Historically, the Association’s principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property as well as multi-family and commercial real estate loans.  Historically, the Association retained all loans that it originated.  However, beginning in 2002 the Association sold a limited number of its one- to four-family loans, on a servicing retained basis, to the Federal Home Loan Bank of New York.  No loans were sold during the year ended December 31, 2010. One- to four-family residential real estate mortgage loans represented $71.8 million, or 65.84%, of our loan portfolio at December 31, 2010.  The Association also offers commercial real estate loans, multifamily loans, condominium loans and construction loans secured by real estate. Construction loans totaled $7.8 million, or 7.14% of the total loan portfolio at December 31, 2010. Commercial real estate loans totaled $23.0 million, or 21.06% of the total loan portfolio at December 31, 2010.  Multi-family real estate loans totaled $5.9 million, or 5.40% of the total loan portfolio at December 31, 2010.  On a limited basis, non-real estate secured loans are originated and consist of passbook loans and credit card loans.

Loan Portfolio Composition.  The following table sets forth the composition of the Association’s loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of loans in process, the allowance for loan losses and net deferred fees.

	At December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans:
One- to four-family	$71,830	65.84%	$79,344	68.90%
Multi-family	5,890	5.40	4,425	3.84
Commercial	22,975	21.06	20,784	18.05
Construction	7,792	7.14	9,965	8.65
Land	393	0.36	399	0.35
Total real estate loans	108,880	99.80	114,917	99.79

Other Loans:
Unsecured Business	20	0.02	20	0.02
Passbook or certificate	39	0.04	38	0.03
Home equity	113	0.10	139	0.12
Credit cards	47	0.04	43	0.04
Total other loans	219	0.20	240	0.21
Total loans	109,099	100.00%	115,157	100%

Less:
Loans in process	895		3,231
Allowance for loan losses	1,649		828
Deferred loan fees	77		110
	2,621		4,169
Total loans receivable, net	$106,478		$110,988

Maturity of Loan Portfolio.  The following table shows the remaining contractual maturity of loans at December 31, 2010.  The table does not include the effect of possible prepayments or due on sale clause payments.

	One-to Four-Family	Multi-Family	Commercial Real Estate	Construction	Land	Passbook or Certificate	Home Equity	Credit Cards	Unsecured Business	Total
	(Dollars in thousands)
One year or less	$825	$-	$1,734	$7,792	$-	$39	$-	$47	$-	$10,437

After one year:
1 to 3 years	308	100	5,332	-	-	-	30	-	20	5,791
3 to 5 years	762	-	738	-	393	-		-	-	1,893
5 to 10 years	15,980	4,021	12,105	-	-	-	83	-	-	32,189
10 to 20 years	9,303	1,328	3,066	-	-	-	-	-	-	13,697
More than 20 years	44,652	440	-	-	-	-	-	-	-	45,092
Total due after one year	71,005	5,890	21,241	-	393	-	113	-	20	98,662

Total loans	71,830	5,890	22,975	7,792	393	39	113	47	20	109,099

Less:
Loans in process	-	-	-	895	-	-	-	-	-	895
Allowance for loan losses	214	36	583	796	14	-	-	6	-	1,649
Deferred loan fees	49	10	22	-	-	-	(4)	-	-	77

Total loans receivable, net	$71,568	$5,844	$22,370	$6,101	$379	$39	$117	$41	$20	$106,478

The total amount of loans due after December 31, 2011 that have fixed interest rates is $74.5 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $24.2 million. Of the $21.2 million of commercial real estate loans due after December 31, 2011, 12.43% have fixed interest rates and 87.57% have adjustable interest rates.  At December 31, 2010, there were no construction loans due after December 31, 2011.

One- to Four-Family Residential Loans. The Association’s lending activity includes the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in Brooklyn, as well as the other four boroughs of New York City, and Long Island, New York.  At December 31, 2010, approximately $71.8 million, or 65.84% of our loan portfolio, consisted of one- to- four-family residential loans.  Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property. Private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%.  The Association will not make loans with a loan-to-value ratio in excess of 95% for loans secured by single family homes and 90% for loans secured by two- to four-family properties.  Fixed-rate loans are originated for terms of 15 and 30 years.  At December 31, 2010, the Association’s largest loan secured by one- to four-family real estate had a principal balance of $927,000 and was secured by a one-family residence.  This loan was performing in accordance with its terms.

The Association also offers adjustable-rate mortgage loans with one, two, three and five year adjustment periods based on changes in a designated United States Treasury index.  During the year ended December 31, 2010, the Association originated one adjustable rate mortgage for $200,000. In general, the adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points. Adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower.  At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by the loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates.  At December 31, 2010, $3.4 million, or 4.7% of the Association’s one- to four-family residential loans had adjustable rates of interest.

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

Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled approximately $5.9 million, or 5.40% of the total loan portfolio at December 31, 2010.  Multi-family real estate loans generally are secured by rental properties.  Substantially all multi-family real estate loans are secured by properties located within the Association’s lending area.  At December 31, 2010, the

Association had sixteen multi-family loans with an average principal balance of $368,000, and the largest multi-family real estate loan had a principal balance of $828,000.  All of the loans secured by multi-family real estate properties are performing in accordance with their terms.  Multi-family real estate loans generally are offered with adjustable interest rates that adjust after five years.  Multi-family loans are originated for terms of up to 15 years.  Multi-family real estate loan adjustments are tied to the prime rate as reported in The Wall Street Journal, or the FHLB five year advance rate.

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

Commercial Real Estate Loans. At December 31, 2010, $23.0 million, or 21.06% of the total loan portfolio consisted of commercial real estate loans.  Commercial real estate loans are secured by office buildings, mixed use properties and other commercial properties.  The Association generally originates adjustable rate commercial real estate loans, as well as balloon maturity loans, with maximum terms of up to 15 years.  The maximum loan-to-value ratio of commercial real estate loans is 75%.  At December 31, 2010, the Association had 43 commercial real estate loans with an average outstanding balance of $534,000.  At December 31, 2010, the Association’s largest loan secured by commercial real estate was a $1.9 million loan. At December 31, 2010, this loan was performing in accordance with its terms.  At December 31, 2010, four loans totaling $2.6 million, secured by commercial real estate were not performing in accordance their terms.

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

Construction Loans.  At December 31, 2010, $7.8 million, or 7.14% of the Association’s total loan portfolio consisted of construction loans.  Construction loans are originated by the Association which currently offers adjustable-rate multi-family construction loans. The Association also participates in construction loans with adjustable rates for the construction of multifamily and non-residential real estate.  At December 31, 2010, the largest construction loan was a $1.5 million participation of which $1.5 was advanced.  The loan was non-performing and has a $497,000 specific valuation allowance.  Construction loans have interest rates that adjust monthly and require the payment of interest only during the construction period.  Construction loans will generally be made in amounts of up to 75% of the lower of the appraisal value of the property, or the actual cost of the improvements.  Funds are disbursed in accordance with a schedule reflecting the completion of portions of the project.  At December 31, 2010, the Association’s construction loans are secured by properties located in Brooklyn, Queens, Long Island and Manhattan.

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

In addition, because construction loans primarily consist of participation loans, the Company relies on other parties to document the loans. As a result, the Company has less control over the initial underwriting and monitoring of these loans.

Other Loans.  The Association offers a variety of loans secured by real estate, or by property other than real estate.  These loans include loans secured by deposits, home equity loans, and credit cards secured by deposit accounts, as well as unsecured credit cards and business loans.  At December 31, 2010, these other loans totaled $219,000, or 0.20% of the total loan portfolio.

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

The following table shows the loan originations, purchases, sales and repayment activities for the periods indicated.

	Years Ended December 31,
	2010	2009
	(In Thousands)

Beginning of period	$110,988	$98,241

Originations by Type:
Real estate:
One- to four-family	1,609	8,928
Multi-family	1,700	2,090
Commercial	3,276	10,546
Construction	250	500
Other loans:
Unsecured business	-	20
Passbook or certificate	11	20
Home equity	-	100
Credit cards	97	118
Total originations	6,943	22,322

Purchases:
Real estate:
Construction	1,996	3,300
Total purchases	1,996	3,300

Sales and Repayments:
Real estate:
Principal repayments	(12,661)	(12,263)
Total reductions	(12,661)	(12,263)
Change in other items, net	(788)	(612)
Net (decrease) increase	(4,510)	12,747
End of period	$106,478	$110,988

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

Non-performing Loans. At December 31, 2010, $8.4 million, or 7.74%, of the Association’s total loans were non-performing loans.

Non-performing Assets.  The table below sets forth the amounts and categories of the non-performing assets at the dates indicated.  Delinquent loans that are 90 days or more past due are generally considered non-performing assets. There were no troubled debt restructurings during 2010 and one troubled debt restructuring of $400,000 during 2009.  There were no restructured loans past due 90 days or more, or in a nonaccrual status at December 31, 2010.  At December 31, 2010, non-accruing loans consisted of eleven one-to four-family residential loans of $3.8 million with a corresponding $60,000 specific valuation allowance, four commercial real estate loans of $2.6 million with a corresponding $199,000 specific valuation allowance, two construction loan participations of $2.0 million with a corresponding $627,000 of specific valuation allowance and three credit card loans of $4,000.

	At December 31,
	2010	2009
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$3,801	$1,784
Commercial	2,597	766
Construction	2,041	1,456
Credit cards	4	3
Total	8,443	4,009

Total non-performing loans	$8,443	$4,009
Total as a percentage of total assets	5.74%	2.57%
Total as a percent of total loans	7.74%	3.48%

For the years ended December 31, 2010 and 2009, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $530,000 and $152,000, respectively.  No interest income was recognized on such loans subsequent to their non-accrual status for the years ended December 31, 2010 or 2009.

Delinquent Loans. The following table sets forth the loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	At December 31, 2010				At December 31, 2009
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real Estate loans:
One- to four-family	1	$132	11	$3,801	2	$739	5	$1,784
Multi-family	-	-	-	-	-	-	-	-
Commercial real estate	-	-	4	2,597	-	-	1	766
Construction	-	-	2	2,041	-	-	1	1,456
Land	-	-	-	-	-	-	-	-
Total	1	132	17	8,439	2	739	7	4,006

Other loans:
Unsecured business	-	-	-	-	-	-	-	-
Passbook or certificate	-	-	-	-	-	-	-	-
Home equity	1	14	-	-	-	-	-	-
Credit cards	1	3	3	4	-	-	5	3
Total other loans	2	17	3	4	-	-	5	3
Total delinquent loans	3	$149	20	$8,443	2	$739	12	$4,009

Delinquent loans to total loans		0.14%		7.74%		0.64%		3.48%

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

On the basis of management’s review of its assets, at December 31, 2010 the Association had classified $3.8 million in one- to four-family residential loans, $3.2 million in commercial real estate loans, $2.0 million in construction loan participations and $4,000 in Visa credit card loans respectively, as substandard and $1.1 million in one to four family residential loans and $2.4 million in construction and land loan participations as special mention. The substandard construction loans of $2.0 million have specific valuation allowances of $627,000.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.  Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

The Association’s allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable.  Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions.  Management utilizes a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of the loan portfolio.  Management maintains a loan review system, which allows for a periodic review of the loan portfolio and the early identification of potential impaired loans.  Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers.  Specific loan loss allowances are established for identified losses based on a review of such information.  A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that the Association will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans identified as impaired are evaluated independently.  Management does not aggregate such loans for evaluation purposes.  Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable.  The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans.  Loans which are determined to be uncollectible are charged against the allowance.  While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions.  The allowance for loan losses as of December 31, 2010 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

Payments received on impaired loans are applied to principal. The Association had twenty one loans totaling $9.0 million deemed to be impaired at December 31, 2010 and had three loans totaling $2.6 million deemed to be impaired at December 31, 2009. Impaired loans consisted of two construction loan participations of $2.0 million having $627,000 of specific valuation allowance, five commercial real estate loans of $3.2 million having $207,000 of specific allowances, eleven residential real estate loans of $3.8 million having specific allowances of $60,000.

In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the allowance for loan losses.  The OTS may require that the Association recognize additions to the allowance based on its evaluation of information available to it at the time of the examination.

Allowance for Loan Losses.  The following table analyzes changes in the allowance for the periods presented.

	Years Ended December 31,
	2010	2009
	(Dollars In Thousands)

Balance at beginning of period	$828	$191

Charge-offs:
One- to four-family	-	10
Credit cards	1	3
Total charge-offs	1	13

Recoveries	1	-

Net charge-offs	-	13
Additions charged to operations	821	650
Ending balance	$1,649	$828

Ratio of non-performing assets to total assets at the end of period	5.74%	2.57%

Ratio of net charge-offs during the period to loans outstanding during the period	0.00%	0.01%

Ratio of allowance for loan losses to loans outstanding	1.52%	0.74%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories. The total amount of loan loss allowance of $1.6 million as of year ended December 31, 2010 includes specific valuation allowances of $898,000. The total amount of loan loss allowance of $828,000 for the year ended December 31, 2009 includes a specific allowance of $463,000 for one construction loan participation of $1.5 million.

	At December 31,
	2010			2009
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loan Amount in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loan Amount in Each Category to Total Loans
	(Dollars in Thousands)
One- to four-family	$214	$71,830	65.84%	$85	$79,344	68.90%
Multi-family	36	5,890	5.40	13	4,425	3.84
Commercial	583	22,975	21.06	173	20,784	18.05
Construction	796	7,792	7.14	551	9,965	8.65
Land	14	393	0.36	4	399	0.35
Passbook or certificate	-	39	0.04	-	38	0.03
Home equity	-	113	0.10	-	139	0.12
Credit cards	6	47	0.04	2	43	0.04
Unsecured business	-	20	0.02	-	20	0.02
Total	$1,649	$109,099	100.00%	$828	$115,157	100.00%

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

Investments

Investments and Mortgage-Backed Securities.  The Association’s investment portfolio at December 31, 2010 consisted of $808,000 in Federal Home Loan Bank of New York stock and $6.6 million in other interest-earning assets, consisting of deposits at other financial institutions and federal funds sold.  The investment policy objectives are to maintain liquidity within the guidelines established by the board of directors. At December 31, 2010, the Association did not hold investments in any single entity (other than United States Government or agency sponsored entities) that had an aggregate book value in excess of 10% of its stockholder’s equity.

The following table sets forth the carrying value of the investment portfolio at the dates indicated.  The Federal Home Loan Bank stock has no stated maturity, and the interest-bearing deposits with other institutions are payable on demand.

	At December 31,
	2010		2009
	Carrying Value	% of Total	Carrying Value	% of Total

	(Dollars in Thousands)
Investment securities
Federal Home Loan Bank stock	$808	10.88%	$1,275	26.09%

Other interest-earning assets:
Interest-earning deposits	1,066	14.36%	1,861	38.09
Federal funds sold	5,550	74.76%	1,750	35.82
Total interest-earning assets	6,616	89.12%	3,611	73.91

Total	$7,424	100.00%	$4,886	100.00%

The Association also invests in mortgage-backed securities, which are classified as held to maturity.  At December 31, 2010, the mortgage-backed securities portfolio totaled $21.8 million, or 14.8% of total assets, and consisted of $21.5 million in fixed-rate mortgage-backed securities guaranteed by Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC), and $303,000 in adjustable rate mortgage-backed securities guaranteed by GNMA, FNMA or FHLMC.

The following table sets forth the composition of the mortgage-backed securities at the dates indicated.

	At December 31,
	2010		2009
	Carrying Value	% of Total	Carrying Value	% of Total

	(Dollars in Thousands)
Mortgage-backed securities held to maturity (1):
GNMA	$1,941	8.91%	$2,587	9.13%
FNMA	15,301	70.25%	20,126	71.02
FHLMC	4,538	20.84%	5,627	19.85
Total	$21,780	100.00%	$28,340	100.00%

(1)	Mortgage-backed securities classified as held to maturity are reported at amortized cost.

The composition and maturities of the mortgage-backed securities portfolio as of December 31, 2010, are indicated in the following table.

	Due
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total Investment Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Market Value
	(Dollars In Thousands)

Mortgage-backed securities	$89	4.00%	$30	3.375%	$168	5.58%	$21,493	5.27%	$21,780	5.26%	$23,084

The following table shows mortgage-backed security purchase and repayment activities of the Association for the periods indicated. The Association did not sell any mortgage-backed and related securities during the periods indicated.

	Years Ended December 31,
	2010	2009
	(Dollars in Thousands)
Purchases:
Adjustable-rate	$-	$-
Fixed-rate	1,250	906
Total purchases	1,250	906

Principal repayments	(7,944)	(5,598)
Accretion , net	134	106
Net decrease	$(6,560)	$(4,586)

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts offered allows the Association to be competitive in obtaining funds and responding to changes in consumer demand.  Based on experience, management believes the deposits in the Association are relatively stable.  However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits have been and will continue to be significantly affected by market conditions.  At December 31, 2010, $76.7 million, or 65.6% of deposit accounts were certificates of deposit, of which $61.7 million have maturities of one year or less.

Deposit Accounts.  The following table sets forth the dollar amount of deposits in the various types of deposit programs offered as of the dates indicated.

	At December 31,
	2010		2009
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in Thousands)
Demand deposits:
Non-interest-bearing	-%	$5,319	-%	$5,863
NOW	0.30	319	0.30	415
		5,638		6,278

Passbook and club accounts	0.33	34,691	0.34	34,118
Certificates of deposit	1.86	76,745	2.47	74,772
Total	1.32%	$117,074	1.71%	$115,168

Deposit Activity.  The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2010	2009
	(Dollars In Thousands)

Beginning balance	$115,168	$101,676
Net deposits	176	11,133
Interest credited on deposit accounts	1,730	2,359
Ending balance	$117,074	$115,168
Net increase	$1,906	$13,492
Percent increase	1.65%	13.27%

Certificates of Deposit.  The following table indicates the amount of Certificates of Deposit as of December 31, 2010, by time remaining until maturity.

	Three months or less	Over three months to six months	Over six months to twelve months	Over twelve months	Total
	(Dollars in Thousands)
Certificates of deposit:
Less than $100,000	$12,015	$11,382	$11,599	$7,906	$42,902
$100,000 or more	9,224	8,776	8,671	7,172	33,843
Total	$21,239	$20,158	$20,270	$15,078	$76,745

Time Deposit Maturity Schedule.  The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2010 (Dollars in thousands).

Quarter Ending	Less than 1.00%	1.00% to 2.00%	2.01% to 3.00%	3.01 % to 4.00%	4.01% to 5.00%	5.01% to 6.00%	TOTAL
March 31, 2011	$4,111	$16,270	$332	$263	$180	$83	$21,239
June 30, 2011	3,028	16,406	331	311	82	-	20,158
September 30, 2011	1,572	5,242	2,325	169	277	-	9,585
December 31, 2011	3,063	6,397	741	328	156	-	10,685
March 31, 2012	84	832	400	153	255	-	1,724
June 30, 2012	-	848	1,120	128	159	115	2,370
September 30, 2012	-	254	886	-	298	1,746	3,184
December 31, 2012	-	645	61	29	421	624	1,780
Thereafter	-	647	1,581	2,046	1,517	229	6,020

Total	$11,858	$47,541	$7,777	$3,427	$3,345	$2,797	$76,745

Percentage of total	15.45%	61.95%	10.13%	4.47%	4.36%	3.64%

Borrowings.  The Association may obtain advances from the Federal Home Loan Bank of New York upon the security of the common stock owned in the Federal Home Loan Bank and its qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met.  These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  All borrowings consisted solely of fixed interest rate advances from Federal Home Loan Bank of New York.  As of December 31, 2010, the outstanding amount of these advances totaled $12.0 million. See Note 8 to the Consolidated Financial Statements included hereto in Exhibit 13.

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

Flatbush Federal has one active subsidiary, Flatbush REIT, Inc.  Flatbush REIT, Inc. was incorporated in 2001 as a special purpose real estate investment trust under New York law.    Flatbush REIT, Inc. holds a portion of our mortgage related assets.  At December 31, 2010, Flatbush REIT, Inc. held $17.7 million in loans.

FEDERAL AND STATE TAXATION

Federal Taxation

General.  Flatbush Federal Bancorp, Inc. and Flatbush Federal Savings and Loan Association are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  Flatbush Federal Savings and Loan Association’s tax returns have not been audited during the past five years.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Flatbush Federal Bancorp, Inc. or Flatbush Federal Savings and Loan Association.

Method of Accounting.  For Federal income tax purposes, Flatbush Federal Savings and Loan Association currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Flatbush Federal Savings and Loan Association was permitted to establish a reserve for bad debts and to make annual additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at our taxable income.  Flatbush Federal Savings and Loan Association was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return.  Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve).  Flatbush Federal Savings and Loan Association had approximately $3.4 million of pre-1988 bad debt reserves that are subject to recapture.  During 2010, amendments of the New York State and New York City’s tax law and ordinance conformed the bad debt deduction to the deduction allowed under the Federal income tax law for taxable years beginning on or after January 1, 2010.

Taxable Distributions and Recapture.  Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Flatbush Federal Savings and Loan Association failed to meet certain thrift asset and definitional tests.  Federal legislation has eliminated these thrift related recapture rules.

At December 31, 2010, our total federal pre-1988 base year reserve was approximately $3.4 million.  Under current law, pre-1988 base year reserves remain subject to recapture if Flatbush Federal Savings and Loan Association makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended (the “Code”), imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax.  Net operating losses can offset no more than 90% of AMTI.  Certain payments of AMT may be used as credits against regular tax liabilities in future years.  At December 31, 2010, Flatbush Federal Savings and Loan Association had $13,000 of AMT credits for carryover.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2010, Flatbush Federal Savings and Loan Association had no net operating loss carry forwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  Flatbush Federal Bancorp, Inc. may exclude from its income 100% of dividends received from Flatbush Federal Savings and Loan Association as a member of the same affiliated group of corporations.  The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

New York State Taxation.  Flatbush Federal Bancorp, Inc. and Flatbush Federal Savings and Loan Association will report income on a calendar year basis to New York State.  New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 7.1% of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or (d) nominal minimum tax.  Entire net income is based on Federal taxable income, subject to certain modifications.  Alternative entire net income is equal to entire net income without certain modifications.

Personnel

As of December 31, 2010, the Company had 34 full-time employees and two part-time employees.  The employees are not represented by any collective bargaining group.  Management believes that the Company has good relations with its employees.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed by the President on July 21, 2011, provides for the regulation and supervision of federal savings institutions like the Association to be transferred from the Office of Thrift Supervision to the Office of the Comptroller of the Currency (“OCC”), the agency that regulates national banks.  The OCC will assume primary responsibility for examining the Bank and implementing and enforcing many of the laws and regulations applicable to federal savings institutions.  The Office of Thrift Supervision will be eliminated.

The transfer will occur one year from July 21, 2010 enactment of the Dodd-Frank Act, subject to a possible six month extension.  At the same time, the responsibility for supervising and regulating savings and loan holding companies will be transferred to the Federal Reserve Board, which currently supervises bank holding companies.  The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators.  However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the primary enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau.

Certain regulatory requirements applicable to the Association, the Company and Flatbush MHC are referred to below or appear elsewhere in this Form 10-K. This regulatory discussion, however, does not purport to be an exhaustive treatment of applicable laws and regulations. Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on the Association, the Company and Flatbush MHC operations.

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

The Dodd-Frank Act authorizes, for the first time, the payment of interest on commercial checking accounts effective July 21, 2011.

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

At December 31, 2010, the Association’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2010, the Association was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the QTL test must operate under specified restrictions, including as to dividends.  The Dodd-Frank Act makes noncompliance with the QTL test potentially subject to agency enforcement action for violation of law.  At December 31, 2010, the Association maintained approximately 77.57% of its portfolio assets in qualified thrift investments.

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

The OCC will assume the OTS’ enforcement authority over federal savings associations pursuant to the Dodd-Frank Act regulatory restructuring.

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

At December 31, 2010, the Association met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Association’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Dodd-Frank Act made permanent the previous temporary increase in deposit insurance coverage from $100,000 to $250,000 per depositor.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by Federal Deposit Insurance Corporation regulations.  Assessment rates, as adjusted, currently range from seven to 77.5 basis points of assessable deposits.  The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than three basis points from the base scale without notice and comment.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act requires the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon total assets less tangible equity instead of deposits.  The Federal Deposit Insurance Corporation recently issued a final rule that implements that change beginning the second quarter of 2011.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar assessment during the final two quarters of 2009, if deemed necessary.

In lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments which included an assumed annual base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regulator assessment with an offsetting credit to the prepaid asset.  The Association’s prepayment for 2010, 2011 and 2012 amounted to $599,901.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation.  The Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association.  Management cannot predict what insurance assessment rates will be in the future.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2010, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

In October 2008, the FDIC announced the Transaction Account Guarantee Program as part of the FDIC’s Temporary Liquidity Guarantee Program. Under the Transaction Account Guarantee Program, any participating depository institution was able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount.  The Association participated in the Transaction Account Guarantee Program until the program, as extended, expired on December 31, 2010.  The Dodd-Frank Act extended unlimited deposit insurance coverage for certain non-interest bearing transaction accounts until December 31, 2012.

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

Federal Home Loan Bank System.  The Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member, the Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater.  As of December 31, 2010, Flatbush Federal was in compliance with this requirement.

The dividend yield from Federal Home Loan Bank stock was 5.66% for the year ended December 31, 2010.  The Federal Home Loan Bank of New York paid quarterly dividends in 2010 and 2009 totaling $58,000 and $68,000, respectively.  No assurance can be given that it will pay any dividends in the future.

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2010, Flatbush Federal was in compliance with these reserve requirements.

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

Holding Company Regulation

General.  Flatbush, MHC and the Company are nondiversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act.  As such, they are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements.  In addition, the Office of Thrift Supervision has enforcement authority over the Company and Flatbush MHC, and their subsidiaries.  Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.  As federal corporations, the Company and Flatbush MHC are generally not subject to state business organization laws.

The Dodd-Frank Act transfers to the Federal Reserve Board the responsibility for regulating and supervising savings and loan holding companies.  The Federal Reserve Board will assume that responsibility on July 21, 2011 (subject to a possible six month extension).

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

The Home Owners’ Loan Act prohibits a savings and loan holding company, including the Company and Flatbush MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

Waivers of Dividends by Flatbush Federal Bancorp, MHC.  Office of Thrift Supervision regulations require Flatbush MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from the Company.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations.  We anticipate that Flatbush MHC will waive dividends paid by the Company.  Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Flatbush MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Flatbush MHC converts to stock form.

Recently, the Office of Thrift Supervision has required mutual holding companies seeking dividend waivers to have at least $50,000 in liquid assets.

The Dodd-Frank Act addressed the issue of dividend waivers in the context of the transfer of the supervision of savings and loan holding companies from the Office of Thrift Supervision to the Federal Reserve Board.  The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver.  The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.  Flatbush MHC was formed, engaged in a minority stock offering (through the Company) and waived dividends prior to December 1, 2009.  The Federal Reserve Board has not previously permitted dividend waivers by bank holding companies that are mutuals and may object to dividend waivers involving mutual savings and loan holding companies, notwithstanding the referenced language in the Dodd-Frank Act.

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to insured institutions themselves.  That will eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital.  Instruments issued by mutual holding companies before May 19, 2010 will be grandfathered.  There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

Source of Strength.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Conversion of Flatbush Federal Bancorp, MHC to Stock Form.  Office of Thrift Supervision regulations permit Flatbush Federal Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”).  There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction.  In a Conversion Transaction, a new holding company would be formed as the successor to the Company (the “New Holding Company”), Flatbush Federal Bancorp, MHC’s corporate existence would end, and certain depositors of the Association would receive the right to subscribe for additional shares of the New Holding Company.  In a Conversion Transaction, each share of common stock held by stockholders other than Flatbush Federal Bancorp, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in the Company immediately prior to the Conversion Transaction.  Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by Flatbush MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Flatbush MHC converts to stock form.  The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

The Dodd-Frank Act provides that waived dividends will not be considered in determining the appropriate exchange ratio after the transfer of responsibilities from the Office of Thrift Supervision to the Federal Reserve Board, provided that the mutual holding company involved was formed, engaged in a minority offering and waived dividends prior to December 1, 2009.  Flatbush MHC was formed, engaged in a minority stock offering (through the Company) and waived dividend prior to December 1, 2009.

Regulatory Restructuring Legislation

On July 21, 2010, President Obama signed the Dodd-Frank Act, which is legislation that restructures the regulation of depository institutions.  In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees, reduces the federal preemption afforded to federal savings associations and contains a number of reforms related to mortgage originations.  Many of the provisions of the Dodd-Frank Act contain delayed effective dates and/or require the issuance of regulations.  As a result, it will be some time before their impact on operations can be assessed by management.  However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest costs for the Company and the Bank.

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

Executive Officers of the Company

Listed below is information, as of December 31, 2010, concerning the Company’s executive officers.  There are no arrangements or understandings between the Company and any of the persons named below with respect to which he was or is to be selected as an officer.

Name	Age	Position and Term

Jesus R. Adia	57	President and Chief Executive Officer

John S. Lotardo	49	Chief Financial Officer and Controller

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

Properties

The following table provides certain information with respect to our offices as of December 31, 2010:

Location	Leased or Owned	Year Acquired or Leased

Main Office 2146 Nostrand Avenue Brooklyn, NY 11210	Owned	1963
Branch Office 6410 18th Avenue Brooklyn, NY 11204	Owned	2005
Branch Office 518 Brighton Beach Avenue Brooklyn, NY 11235	Leased	1976

The net book value of our premises, land and equipment was approximately $2.3 million at December 31, 2010.

ITEM 3.	LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business.  At December 31, 2010, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

The Company’s Common Stock is traded on the over-the-counter bulletin board under the symbol “FLTB.”

As of December 31, 2010, there were 2,799,657 shares of Company common stock issued and 2,736,907 common shares outstanding and approximately 474 stockholders of record.  Of the total outstanding shares, 1,484,208 were held by Flatbush Federal Bancorp, MHC and 1,252,699 were held by other shareholders.

The following table sets forth the range of the high and low bid prices of the Company’s Common Stock for the periods presented, and is based upon information provided on the Yahoo Finance website.  The Company declared 10% stock dividends on February 23, 2006 and March 22, 2005. The Company has never issued a cash dividend.

	Prices of Common Stock
	High	Low
Calendar Quarter Ended

December 31, 2010	$6.00	$5.15
September 30, 2010	$6.97	$4.20
June 30, 2010	$5.25	$4.11
March 31, 2010	$4.55	$3.70
December 31, 2009	$4.01	$3.63
September 30, 2009	$4.05	$3.56
June 30, 2009	$4.02	$3.16
March 31, 2009	$4.07	$2.80

Set forth below is information, as of December 31, 2010 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights		Weighted Average Exercise Price (2)	Number of Securities Remaining Available For Issuance Under Plan
Equity compensation plans approved by stockholders	82,378	(1)	$9.71	57,357
Equity compensation plans not approved by stockholders	---		---	---
Total	82,378		$9.71	57,357

(1)
Consists of  options to purchase 82,378 shares of common stock under the 2004 Plan. In addition to these outstanding options, restricted stock awards of 7,598 shares were non-vested under the 2004 Plan as of December 31, 2010  The shares reflect the 10% stock dividends paid to all stockholders on April 25, 2005 and March 29, 2006.

(2)
The weighted average exercise price, following the 10% stock dividends paid on April 25, 2005 and March 29, 2006, reflects the exercise price of $9.71 per share for options granted under the 2004 Plan.

On June 30, 2005, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company's outstanding shares of common stock. This repurchase program was completed on December 7, 2007 with 50,000 shares having been repurchased. On August 30, 2007, the Company approved a second stock repurchase program and authorized  the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of December 31, 2010, 12,750 total shares have been repurchased by the Company under the second repurchase program. During the quarter ending December 31, 2010, no shares were repurchased. These total repurchased shares do not include the stock dividend shares of 1,340 which, along with the repurchased shares, are held as treasury stock.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

October 1, 2010 through October 31, 2010	-	$-	62,750	37,250
November 1, 2010 through November 30, 2010	-	-	62,750	37,250
December 1, 2010 through December 31, 2010	-	-	62,750	37,250

ITEM 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required of this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to our Annual Report to Shareholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required of this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to our Annual Report to Shareholders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEMS 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2010 is effective using these criteria.  This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting, pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

PART IV

ITEM 15.	EXHIBITS

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)       Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition at December 31, 2010 and 2009

•	Consolidated Statements of Income for the Years Ended December 31, 2010 and 2009

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010 and 2009

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

•	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

3.1	Federal Stock Charter of Flatbush Federal Bancorp, Inc.*

3.2	Bylaws of Flatbush Federal Bancorp, Inc., as amended.*

4	Form of common stock certificate of Flatbush Federal Bancorp, Inc.*

10.1	Deferred Compensation Plan for Anthony J. Monteverdi*,***

10.2	Flatbush Federal Savings & Loan Association Amended and Restated Directors Retirement Plan**, ***

10.3	Employee Stock Ownership Plan*

10.4	Amended and Restated Employment Agreement for Jesus R. Adia**, ***

10.5	Amended and Restated Employment Agreement for John S. Lotardo**, ***

10.6	Amended and Restated Executive Supplemental Retirement Income Agreement for Jesus R. Adia**, ***

10.7	Amended and Restated Executive Supplemental Retirement Income Agreement for John S. Lotardo**, ***

13	Annual Report to Stockholders

21	Subsidiaries of the Registrant

23	Consent of ParenteBeard LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the Registration Statement on Form SB-2 of Flatbush Federal Bancorp, Inc. (file no. 333-106557), originally filed with the Securities and Exchange Commission on June 27, 2003.

**	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009.

***	Denotes management contract or compensatory plan.

(b)           Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flatbush Federal Bancorp, Inc.

Date:	March 28, 2011	By:	/s/ Jesus R. Adia
Jesus R. Adia
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jesus R. Adia	By:	/s/ John S. Lotardo
	Jesus R. Adia		John S. Lotardo,
	Chairman of the Board		EVP and Chief Financial Officer
	President and Chief Executive Officer		(Principal Financial and Accounting
	(Principal Executive Officer)		Officer)

Date:	March 28, 2011	Date:	March 28, 2011

By:	/s/ D. John Antoniello	By:	/s/ Michael J. Lincks
	D. John Antoniello		Michael J. Lincks
	Director		Director

Date:	March 28, 2011	Date:	March 28, 2011

By:	/s/ Patricia A. McKinley Scanlan	By:	/s/ Alfred S. Pantaleone
	Patricia A. McKinley		Alfred S. Pantaleone
	Director		Director

Date:	March 28, 2011	Date:	March 28, 2011

By:	/s/ Charles J. Vorbach
Charles J. Vorbach
Director

Date:	March 28, 2011

EXHIBIT INDEX

3.1	Federal Stock Charter of Flatbush Federal Bancorp, Inc.*

3.2	Bylaws of Flatbush Federal Bancorp, Inc.*

4	Form of common stock certificate of Flatbush Federal Bancorp, Inc.*

10.1	Deferred Compensation Plan for Anthony J. Monteverdi*,***

10.2	Flatbush Federal Savings & Loan Association Amended and Restated Directors Retirement Plan**, ***

10.3	Employee Stock Ownership Plan*

10.4	Amended and Restated Employment Agreement for Jesus R. Adia**, ***

10.5	Amended and Restated Employment Agreement for John S. Lotardo**, ***

10.6	Amended and Restated Executive Supplemental Retirement Income Agreement for Jesus R. Adia**, ***

10.7	Amended and Restated Executive Supplemental Retirement Income Agreement for John S. Lotardo**, ***

13	Annual Report to Stockholders

21	Subsidiaries of the Registrant

23	Consent of ParenteBeard LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the Registration Statement on Form SB-2 of Flatbush Federal Bancorp, Inc. (file no. 333-106557), originally filed with the Securities and Exchange Commission on June 27, 2003.

**	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009.

***	Denotes management contract or compensatory plan.