Form 10-Q
period 2011-03-31
FLATBUSH FEDERAL BANCORP INC
filed 2011-05-16
CIK 1243496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large Accelerated filer☐	Accelerated filer☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
As of May 13, 2011 the Registrant had outstanding 2,736,907 shares of common stock.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
ASSETS	2011	2010

Cash and amounts due from depository institutions	$1,769,960	$1,568,479
Interest earning deposits in other banks	719,692	1,065,862
Federal funds sold	5,900,000	5,550,000
Cash and cash equivalents	8,389,652	8,184,340

Mortgage-backed securities held to maturity; fair value of $22,470,430 (2011) and $23,084,343 (2010)	21,271,386	21,779,811
Loans receivable, net of allowance for loan losses of $1,783,763 (2011) and $1,649,319 (2010)	104,281,114	106,477,978
Premises and equipment	2,275,079	2,287,820
Federal Home Loan Bank of New York stock	721,700	807,900
Accrued interest receivable	521,310	607,089
Bank owned life insurance	4,408,732	4,371,605
Other assets	2,897,701	2,502,199
Total assets	$144,766,674	$147,018,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$5,313,257	$5,319,364
Interest bearing	111,047,730	111,754,193
Total deposits	116,360,987	117,073,557
Federal Home Loan Bank of New York advances	10,128,528	12,042,583
Advance payments by borrowers for taxes and insurance	547,865	333,023
Other liabilities	1,872,818	1,816,062
Total liabilities	128,910,198	131,265,225
Stockholders’ equity:
Preferred stock $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	---	---
Common stock $0.01 par value; authorized 9,000,000 shares; issued 2,799,657 shares; outstanding 2,736,907 shares	27,998	27,998
Paid-in capital	12,672,788	12,653,326
Retained earnings	5,827,184	5,791,170
Unearned employees’ stock ownership plan (ESOP) shares	(435,264)	(443,983)
Treasury stock, 62,750 shares	(446,534)	(446,534)
Accumulated other comprehensive loss	(1,789,696)	(1,828,460)
Total stockholders’ equity	15,856,476	15,753,517

Total liabilities and stockholders’ equity	$144,766,674	$147,018,742
See notes to consolidated financial statements.

INDEX

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Interest Income
Loans, including fees	$1,475,152	$1,676,546
Mortgage-backed securities	273,666	392,207
Federal Home Loan Bank of New York stock	12,093	17,282
Other interest earning assets	1,891	814
Total interest income	1,762,802	2,086,849

Interest Expense
Deposits	372,208	459,903
Borrowings	38,208	96,601
Total interest expense	410,416	556,504

Net Interest Income	1,352,386	1,530,345
Provision for loan losses	139,793	154,472
Net interest income after provision for loan losses	1,212,593	1,375,873

Non-interest income
Fees and service charges	24,924	25,389
BOLI income	37,127	37,304
Other	752	645
Total non-interest income	62,803	63,338

Non-interest expenses
Salaries and employee benefits	605,023	603,979
Net occupancy expense of premises	133,029	111,992
Equipment	178,029	124,564
Directors’ compensation	45,391	45,991
Professional fees	89,850	106,500
Other insurance premiums	36,361	35,443
Federal deposit insurance premiums	48,333	57,993
Other	115,332	125,152
Total non-interest expenses	1,251,348	1,211,614

Income before income tax (benefit) expense	24,048	227,597
Income tax (benefit) expense	(11,966)	87,507

Net income	$36,014	$140,090

Net income per common share – Basic and diluted	$0.01	$0.05
Weighted average number of shares outstanding – Basic and diluted	2,670,143	2,664,875

See notes to consolidated financial statements.

INDEX

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2011	2010

Net income	$36,014	$140,090

Other comprehensive income,
net of income taxes:

Benefit plans	66,661	63,112

Deferred income taxes	(27,897)	(26,412)
	38,764	36,700

Comprehensive income	$74,778	$176,790

See notes to consolidated financial statements.

INDEX

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
	2010	2010
Cash flow from operating activities:
Net income	$36,014	$140,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	41,064	45,535
Net accretion of discounts, premiums and deferred loan fees and costs	24,792	(47,536)
Provision for loan losses	139,793	154,472
ESOP shares committed to be released	7,683	5,338
MRP expense	10,145	10,146
Stock option expense	10,353	10,353
Decrease (increase) in accrued interest receivable	85,779	(107)
Increase in cash surrender value of BOLI	(37,127)	(37,304)
(Increase) decrease in other assets	(423,399)	216,662
Increase (decrease) in other liabilities	123,417	(33,328)
Net cash provided by operating activities	18,514	464,321

Cash flow from investing activities:
Principal repayments on mortgage-backed securities held to maturity	1,625,415	2,045,769
Purchases of mortgage-backed securities held to maturity	(1,119,746)	-
Purchases of loan participation interests	(104,808)	(311,024)
Net change in loans receivable	2,139,843	(2,277,960)
Additions to premises and equipment	(28,323)	(8,085)
Redemption of Federal Home Loan Bank of New York stock	86,200	42,700
Net cash provided by (used in) investing activities	2,598,581	(508,600)

Cash flow from financing activities:
Net (decrease) increase in deposits	(712,570)	1,482,920
Repayment of advances from Federal Home Loan Bank of New York	(2,414,055)	(448,670)
Net change in short-term borrowings	500,000	(500,000)
Increase in advance payments by borrowers for taxes and insurance	214,842	304,084
Net cash (used in) provided by financing activities	(2,411,783)	838,334
Net increase in cash and cash equivalents	205,312	794,055
Cash and cash equivalents – beginning	8,184,340	5,458,027

Cash and cash equivalents – ending	$8,389,652	$6,252,082
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$428,591	$558,678
Income taxes	$346,960	$4,000

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events”, the Company has evaluated events and transactions occurring subsequent to the Statement of Financial Condition date of March 31, 2011 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 3.  NET INCOME PER COMMON SHARE

Net income per common share was computed by dividing net income for the three months ended March 31, 2011 and 2010 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP.  Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. At and for the three months March 31, 2011 and 2010, there was no dilutive effect for the 82,378 and 82,378, respectively, of stock options outstanding. At and for the three months March 31, 2011 and 2010, there was no dilutive effect for the 7,598 and 11,398, respectively, of non-vested restricted stock awards.

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

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government National Mortgage Association	$1,772,979	$122,317	$-	$1,895,296
Federal National Mortgage Association	15,458,824	991,998	23,314	16,427,508
Federal Home Loan Mortgage Corporation	4,039,583	133,521	25,478	4,147,626

Total	$21,271,386	$1,247,836	$48,792	$22,470,430

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government National Mortgage Association	$1,941,011	$130,052	$-	$2,071,063
Federal National Mortgage Association	15,301,382	1,043,256	10,719	16,333,919
Federal Home Loan Mortgage Corporation	4,537,418	152,331	10,388	4,679,361

Total	$21,779,811	$1,325,639	$21,107	$23,084,343

All mortgage-backed securities held at March 31, 2011, and December 31, 2010, were secured by residential real estate.

INDEX

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY (CONTINUED)

The age of unrealized losses and fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2011:
Federal National Mortgage Association	$1,197,211	$23,314	$-	$-	$1,197,211	$23,314
Federal Home Loan Mortgage Corporation	593,892	18,872	382,033	6,606	975,925	25,478

Total	$1,791,103	$42,186	$382,033	$6,606	$2,173,136	$48,792

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2010:
Federal National Mortgage Association	$487,785	$10,719	$-	$-	$487,785	$10,719
Federal Home Loan Mortgage Corporation	53,835	418	553,080	9,970	606,915	10,388

Total	$541,620	$11,137	$553,080	$9,970	$1,094,700	$21,107

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

At March 31, 2011, and December 31, 2010, management concluded that the unrealized losses above (which, at March 31, 2011, related to two Federal National Mortgage Association and five Federal Home Loan Mortgage Corporation securities) are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuer of the securities.

INDEX

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY (CONTINUED)

The amortized cost and estimated fair value of mortgage-backed securities at March 31, 2011 by contractual maturity, are shown below.  Actual maturities will differ from contractual maturities because borrowers generally have the right to prepay obligations.

	March 31, 2011
	Amortized Cost	Estimated Fair Value
Due within one year	$41,709	$42,693
Due after one year through five years	32,772	33,027
Due after five years through ten years	160,282	165,401
Due after ten years	21,036,623	22,229,309
Total	$21,271,386	$22,470,430

INDEX

NOTE 6. LOANS RECEIVABLE

The following table summarizes the primary segments of the allowance for loan losses (“ALLL”) and activity therein, segregated into the amounts required for loans individually evaluated for impairment and the amounts required for loans collectively evaluated for impairment as of and for the three months ended March 31, 2011.

	Construction, Land and Unsecured Business Loan	Commercial Real Estate	Residential Multifamily Real Estate	Residential One-to four-family Real Estate	Credit Card	Home Equity	Passbook Loans	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning Balances	$810	$583	$36	$214	$6	$-	$-	$1,649
Charge-offs	-	-	-	(5)	-	-	-	(5)
Provision	106	23	-	6	5	-	-	140
Ending Balance	$916	$606	$36	$215	$11	$-	$-	$1,784
Ending balance: individually evaluated for impairment	$650	$221	$-	$67	$8	$-	$-	$946
Ending balance: collectively evaluated for impairment	$266	$385	$36	$148	$3	$-	$-	$837

Loan receivables:
Ending balance	$7,407	$23,402	$5,854	$69,310	$46	$106	$39	$106,163
Ending balance: individually evaluated for impairment	$3,958	$3,153	$-	$4,198	$8	$-	$-	$11,317
Ending balance: collectively evaluated for impairment	$3,449	$20,249	$5,854	$65,112	$38	$106	$39	$94,846

INDEX

NOTE 6. LOANS RECEIVABLE (CONTINUED)

The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2010.

	Construction, Land and Unsecured Business Loan	Commercial Real Estate	Residential Multifamily Real Estate	Residential One-to four-family Real Estate	Credit Card	Home Equity	Passbook Loan	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending Balance	$810	$583	$36	$214	$6	$-	$-	$1,649
Ending balance: individually evaluated for impairment	$627	$207	$-	$60	$4	$-	$-	$898
Ending balance: collectively evaluated for impairment	$183	$376	$36	$154	$2	$-	$-	$751

Loan receivables:
Ending balance	$8,205	$22,975	$5,890	$71,830	$47	$113	$39	$109,099
Ending balance: individually evaluated for impairment	$2,040	$3,156	$-	$3,801	$4	$-	$-	$9,001
Ending balance: collectively evaluated for impairment	$6,165	$19,819	$5,890	$68,029	$43	$113	$39	$100,098

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment

INDEX

NOTE 6. LOANS RECEIVABLE (CONTINUED)

delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals.  When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary.  This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual smaller balance residential mortgage loans, home equity loans and other consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date.  Troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  Loans classified as troubled debt restructurings also are designated as impaired.

INDEX

NOTE 6. LOANS RECEIVABLE (CONTINUED)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2011 and December 31, 2010.

	Impaired Loans With Specific Allowances		Impaired Loans With No Specific Allowances	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
March 31, 2011:
Construction and land	$1,914	$650	$2,044	$3, 958	$3,958
Commercial Real Estate	2,140	221	1,013	3,153	3,153
Residential one-to four-family Real Estate	1,480	67	2,718	4,198	4,198
Credit Card	8	8	-	8	8
Total impaired loans	$5,542	$946	$5,775	$11,317	$11,317

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2010.

	Impaired Loans With Specific Allowances		Impaired Loans With No Specific Allowances	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
December 31, 2010:
Construction and land	$2,040	$627	$-	$2, 040	$2,040
Commercial Real Estate	2,143	207	1,013	3,156	3,156
Residential one-to four-family real estate	1,480	60	2,321	3,801	3,801
Credit Card	4	4	-	4	4
Total impaired loans	$5,667	$898	$3,334	$9,001	$9,001

INDEX

NOTE 6. LOANS RECEIVABLE (CONTINUED)

The following table presents the average recorded investment and interest income recognized on impaired loans during the three months ended March 31, 2011.

	Average Recorded Investment	Interest Income Recorded
	(Dollars in thousands)

Construction and land	$1,937	$-
Commercial Real Estate	3,153	9
Residential one-to four-family Real Estate	3,961	8
Credit Card	7	-
Total	$9,057	$17

The allowance calculation methodology includes further segregation of loan classes into risk rating categories.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.   Credit quality risk ratings include regulatory classifications of substandard, doubtful, loss and special mention. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.   Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.   Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated special mention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans which are not classified as noted above are rated “pass”.

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

INDEX

NOTE 6. LOANS RECEIVABLE (CONTINUED)

The following table presents the classes of the loan portfolio summarized by the pass category and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of March 31, 2011 and December 31, 2010.

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
March 31, 2011:
Construction and land	$2,016	$1,393	$3,958	$-	$7,367
Commercial real estate	20,249	-	3,153	-	23,402
Residential mortgage multifamily real estate	5,854	-	-	-	5,854
Residential mortgage one-to four-family real estate	64,373	740	4,198	-	69,310
Unsecured business loan	40	-	-	-	40
Credit card	38	-	8	-	46
Home equity	106	-	-	-	106
Passbook loan	39	-	-	-	39
Total	$92,713	$2,133	$11,317	$-	$106,163

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
December 31, 2010:
Construction and land	$3,790	$2,355	$2,040	$-	$8,185
Commercial real estate	19,819	-	3,156	-	22,975
Residential mortgage multifamily real estate	5,890	-	-	-	5,890
Residential mortgage one-to four-family real estate	66,963	1,066	3,801	-	71,830
Unsecured business loan	20	-	-	-	20
Credit card	43	-	4	-	47
Home equity	113	-	-	-	113
Passbook loan	39	-	-	-	39
Total	$96,677	$3,421	$9,001	$-	$109,099

INDEX

NOTE 6. LOANS RECEIVABLE (CONTINUED)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2011 and December 31, 2010:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-Accrual	Total Loans Receivable
	(Dollars in thousands)
March 31, 2011:
Construction and land	$5,453	$-	$-	$1,914	$1,914	$1,914	$7,367
Commercial real estate	20,804	-	-	2,597	2,597	2,597	23,402
Unsecured Business Loan	40	-	-	-	-	-	40
Residential Multi family Real Estate	5,854	-	-	-	-	-	5,854
Residential One-to four-family Real Estate	63,987	943	255	4,126	5,323	4,126	69,310
Credit Card	35	2	-	8	10	8	46
Home Equity	93	-	12	-	12	-	106
Passbook Loan	39	-	-	-	-	-	39
Total	$96,306	$945	$267	$8,645	$9,857	$8,645	$106,163

INDEX

NOTE 6. LOANS RECEIVABLE (CONTINUED)

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-Accrual	Total Loans Receivable
	(Dollars in thousands)
December 31, 2010:
Construction and land	$6,144	$-	$-	$2,041	$2,041	$2,041	$8,185
Commercial real estate	20,378	-	-	2,597	2,597	2,597	22,975
Unsecured Business Loan	20	-	-	-	-	-	20
Residential Multi family Real Estate	5,890	-	-	-	-	-	5,890
Residential One-to four-family Real Estate	65,985	1,912	132	3,801	5,845	3,801	71,830
Credit Card	40	-	3	4	7	4	47
Home Equity	99	-	14	-	14	-	113
Passbook Loan	39	-	-	-	-	-	39
Total	$98,595	$1,912	$149	$8,443	$10,504	$8,443	$109,099

NOTE 7.  RETIREMENT PLANS – COMPONENTS OF  NET PERIODIC PENSION COST

Periodic pension expense for the funded employee pension plan was as follows:

	Three months Ended
	March 31,
	2011	2010

Service cost	$-	$-
Interest cost	76,216	76,343
Expected return on assets	(123,220)	(106,170)
Amortization of unrecognized net loss	60,678	57,401
Net periodic benefit cost	$13,674	$27,574

INDEX

NOTE 7.  RETIREMENT PLANS – COMPONENTS OF  NET PERIODIC PENSION COST (CONTINUED)

Periodic pension expense for other unfunded plans was as follows:

	Three months ended
	March 31,
	2011	2010

Service cost	$5,499	$4,674
Interest cost	15,525	16,782
Amortization of past service cost	5,278	5,278
Amortization of unrecognized net loss	705	433
Net periodic benefit cost	$27,007	$27,167

NOTE 8. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The Company had no financial assets which are required to be measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010.

INDEX

NOTE 8. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
(In Thousands)
Impaired Loans:

March 31, 2011	$4,596	$-	$-	$4,596

December 31, 2010	$4,769	$-	$-	$4,769

The Company had no liabilities which are required to be measured at fair value on a recurring or non-recurring basis at March 31, 2011 and December 31, 2010.

The following information should not be interpreted as an estimate of the fair value of the entire Association since a fair value calculation is only provided for a limited portion of the Association’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Association’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of  financial instruments at March 31, 2011 and December 31, 2010:

Cash and Cash Equivalents, Interest Receivable and Interest Payable

The carrying amounts for cash and cash equivalents, interest receivable and interest payable  approximate fair value because they mature in three months or less.

Securities

The fair value of securities held to maturity (carried at amortized cost) are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

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

INDEX

NOTE 8. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

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

As of March 31, 2011 and December 31, 2010, the fair value of commitments to extend credit were not considered to be material.

INDEX

NOTE 8. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

The estimated fair values of financial instruments were as follows at March 31, 2011 and December 31, 2010.

	March 31,		December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$8,390	$8,390	$8,184	$8,184
Mortgage-backed securities held to maturity	21,271	22,470	21,780	23,084
FHLB stock	722	722	808	808
Loans receivable	104,281	109,303	106,478	112,166
Accrued interest receivable	521	521	607	607

Financial liabilities:
Deposits	116,361	117,645	117,074	118,460
Advances from FHLB	10,129	10,246	12,043	12,209
Accrued interest payable	9	9	28	28

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”).  ASU 2011-02 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring within the scope of ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors.  The amended guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. It is not anticipated that this guidance will affect the Company’s consolidated financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-2 (“ASU 2011-01”), which indefinitely deferred disclosures about troubled debt restructures.  ASU 2011-02 changed the effective date of the disclosures from “indefinite” to interim and annual periods beginning on or after June 15, 2011.  This guidance will not affect the Company’s consolidated financial position or results of operations.

In 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the

INDEX

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

portfolios by expanding credit risk disclosures. This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The amendments in this ASU apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The adoption of this guidance has not had a material impact on the Company’s consolidated financial position or results of operations.

NOTE 10. FEDERAL HOME LOAN BANK OF NEW YORK STOCK

Federal Home Loan Bank of New York (“FHLB”) stock, which represents required investment in the common stock of a correspondent bank, is carried at cost and as of March 31, 2011 and December 31, 2010, consists of the common stock of FHLB.

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

Management believes no impairment charge is necessary related to the FHLB stock as of March 31, 2011.

NOTE 11. PROPERTY SALE

During 2010, the Company entered into an agreement (the “Agreement”) to sell its current main branch building and a portion of Flatbush Federal’s adjoining real estate to a third party (the “Purchaser”) for $9,136,000 (the “Transfer”). Under the Agreement, Purchaser will acquire Flatbush Federal’s current main branch building located at 2146 Nostrand Avenue, Brooklyn, New York (“Property A”).  In addition thereto, the Purchaser will take title to 2158 Nostrand Avenue, Brooklyn, New York (“Property B”), and an approximately 12,305 square foot parcel (“Property C”) of a larger adjoining parking lot (“Lot 124”) abutting parts of Nostrand Avenue and Hillel Place, Brooklyn, New York (Property A, Property B, and Property C are collectively, the “Properties”).  Property B is currently leased by Flatbush Federal to a White Castle franchise.

INDEX

NOTE 11. PROPERTY SALE (CONTINUED)

The Agreement provided for an investigation period that expired on August 10, 2010.  The investigation period allowed the Purchaser to conduct environmental site assessments, a structural engineering survey and other tests and investigations.  With the expiration of the investigation period, the Purchaser is legally committed to complete the Transfer pursuant to the terms of the Agreement.

On March 24, 2011, the Company and the Purchaser entered into an amendment to the Agreement. The significant terms of the Agreement, as amended, are as follows:

1.
The Purchaser is required to subdivide Lot 124 (of which Property C forms a part of) into two separate tax lots or parcels (the “Subdivision”), which is currently underway.  Lot 124 consists of (i) Parcel C and (ii) a 3,100 square foot parcel which abuts Hillel Place (the “Retained Property”). Flatbush Federal will retain title to the Retained Parcel, which will become the site of a new branch building (“Branch Building”).

2.	The Transfer is to close (the “Closing”) five (5) days after the date the Subdivision has been approved and new tax lot numbers are assigned to Property C and the Retained Property.

3.
The Purchaser is obligated to complete construction of and deliver to the Company a building containing a 3,000 square foot ground floor bank branch, a cellar, and three (3) additional floors of office space. In consideration of constructing the three (3) additional floors of office space, the Purchaser shall receive a credit at the Closing of $2,176,600.

4.	One of the principals of the Purchaser will personally guarantee the Purchaser’s obligation to deliver the bank branch and office building to Flatbush Federal.

The Company plans to use the additional three (3) floors of office space (consisting of approximately 7,125 of additional square feet) for its executive and administrative offices.

The Company anticipates that the Transfer will occur during the second quarter of 2011, although there can be no assurance that the Transfer will not be extended beyond that date, as a result of unexpected delays in obtaining Municipal Approvals. The Company estimates a pre-tax gain in the range of $8.8 million to $9.0 million will be recorded during the quarter in which the Transfer occurs.

At the Closing, Flatbush Federal will lease back Property A on an interim basis for its continued use as a temporary bank branch (the “Branch Lease”) for one ($1.00) dollar per year.  Flatbush Federal must relocate to the new Branch Building no later than 45 days after the Purchaser completes the construction of the Branch Building and if applicable, the Purchaser’s contractor has completed construction of the interior build-out and delivers to Flatbush Federal a temporary certificate of occupancy for the Branch Building, Bank branch expansion and interior build-out. At that time, the Branch Lease will terminate, and Flatbush Federal will open the Branch Building for business as its new bank branch.

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

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

The Company’s total assets as of March 31, 2011 were $144.8 million compared to $147.0 million at December 31, 2010, a decrease of $2.2 million or 1.5%. Loans receivable decreased $2.2 million, or 2.1%, to $104.3 million at  March 31, 2011 from $106.5 million at December 31, 2010.  Mortgage-backed securities decreased $508,000, or 2.3%, to $21.3 million at  March 31, 2011 from $21.8 million as of December 31, 2010 primarily due to prepayments and amortization. Cash and cash equivalents increased $206,000 or 2.5%, to $8.4 million at  March 31, 2011 from $8.2 million at December 31, 2010.

Total deposits decreased $713,000, or 0.6%, to $116.4 million at  March 31, 2011 from $117.1 million at December 31, 2010.  As of  March 31, 2011, advances from the Federal Home Loan Bank of New York (“FHLB”) were $10.1 million compared to $12.0 million as of December 31, 2010, a decrease of $1.9 million, or 15.8%.

Total stockholders’ equity increased $103,000, or 0.7%, to $15.9 million at March 31, 2011 from $15.8 million at December 31, 2010.  The increase to stockholders’ equity reflects net income of $36,000,  amortization of $8,000 of unearned ESOP shares, amortization of $10,000 of restricted stock awards for the Company’s Stock-Based Incentive Program, amortization of $10,000 of stock option awards and a decrease of $39,000 of accumulated other comprehensive loss.

On August 30, 2007, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock. Stock repurchases are made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions.  Repurchased stock will be held as treasury stock and will be available for general corporate purposes.  During the quarter ended March 31, 2011, the Company did not repurchase any shares. As of March 31, 2011, under the current program, a total of 12,750 shares had been repurchased at a weighted average price of $4.44 per share.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and March 31, 2010

General.   Net income decreased by $104,000, to $36,000 for the quarter ended  March 31, 2011 from $140,000 for the same quarter in 2010.  The decrease in net income for the quarter was primarily due to a decrease of $324,000 in interest income and an increase of $40,000 in non-interest expense, partially offset by decreases of $88,000 in interest expense on deposits, $58,000 in interest expense on borrowings from FHLB, $15,000 in provision for loan loss and $99,000 in income tax expense.

Interest Income.  Total interest income decreased $324,000, or 15.5%, to $1.8 million for the quarter ended March 31, 2011 from $2.1 million for the quarter ended  March 31, 2010. The decrease in interest income can be primarily attributed to  lower average balances and yields for these assets.  For the three months ended March 31, 2011, the average balance of $134.2 million in interest-earning assets earned an average yield of 5.25% compared to an average yield of 5.75% on an average balance of $145.1 million for the three months ended  March 31, 2010.  The decline in the average balance  was primarily due to slowing loan demand and loan concentration limits.

INDEX

Interest income on loans decreased $201,000, or 12.0%, to $1.48 million for the quarter ended March 31, 2011, from $1.68 million for the same quarter in 2010.  The average balance of loans decreased $7.9 million to $105.0 million for the quarter ended  March 31, 2011 from $112.9 million for the quarter ended  March 31, 2010.  The average yield on loans decreased by 32 basis points to 5.62% for the quarter ended  March 31, 2011 from 5.94% for the quarter ended  March 31, 2010.

Interest income on mortgage-backed securities decreased $118,000, or 30.1%, to $274,000 for the quarter ended  March 31, 2011 from $392,000 for the quarter ended  March 31, 2010.  The average balance of mortgage-backed securities decreased $5.4 million, or 19.9%, to $21.7 million for the quarter ended  March 31, 2011 from $27.1 million for the quarter ended  March 31, 2010.  The average yield decreased by 75 basis points to 5.05% for the quarter ended  March 31, 2011 from 5.80% for the same period in 2010.

Interest income on FHLB stock decreased $5,000, or 29.4%, to $12,000 for the quarter ended March 31, 2011 from $17,000 for the quarter ended  March 31, 2010.   The average yield on FHLB stock increased 113 basis points to 6.45%, for the quarter ended  March 31, 2011 from an average yield of 5.32% for the quarter ended  March 31, 2010.

Interest Expense.   Total interest expense, comprised of interest expense on deposits and FHLB borrowings, decreased $146,000, or 26.3%, to $410,000 for the quarter ended  March 31, 2011 from $557,000 for the quarter ended  March 31, 2010. The average cost of interest-bearing liabilities decreased by 32 basis points to 1.35% for the quarter ended  March 31, 2011 from 1.67% for the quarter ended  March 31, 2010.  The average balance of interest-bearing liabilities decreased $11.1 million, or 8.3% to $121.9 million for the quarter ended  March 31, 2011 from $133.0 million for the quarter ended  March 31, 2010.

Interest expense on deposits decreased $88,000, or 19.1%, to $372,000 for the quarter ended March 31, 2011, from $460,000 for the quarter ended  March 31, 2010.  The average cost of interest-bearing deposits decreased by 34 basis points to 1.34% for the quarter ended  March 31, 2011 from 1.68% for the quarter ended March 31, 2010, reflecting the declining trend of interest rates on deposits.  As a partial offset, the average balance of interest-bearing deposits increased $1.5 million, or 1.4%, to $111.1 million for the quarter ended  March 31, 2011 from $109.6 million for the quarter ended  March 31, 2010.

Interest expense on FHLB borrowings decreased $59,000, or 60.8%, to $38,000 for the quarter ended  March 31, 2011, from $97,000 for the quarter ended  March 31, 2010.  The average balance of FHLB borrowings decreased $12.6 million or 53.8%, to $10.8 million for the quarter ended  March 31, 2011, from $23.4 million for the quarter ended  March 31, 2010. The average cost of FHLB borrowings decreased by 23 basis points to 1.42% for the quarter ended  March 31, 2011, from 1.65% for the quarter ended  March 31, 2010.

Net Interest Income.  Net interest income decreased $178,000, or 11.6%, to $1.35 million for the quarter ended  March 31, 2011 from $1.53 million for the same quarter in 2010.  The interest rate spread was 3.90% for the quarter ended  March 31, 2011 compared to 4.08% for the quarter ended  March 31, 2010, a decrease of 28 basis points.  Interest margin for the quarter ended  March 31, 2011 was 4.03% compared to 4.22% for the quarter ended  March 31, 2010, a decrease of 19 basis points.  The decrease in interest rate spread and interest margin can be attributed primarily to the decrease in the average balance and yield of interest-earning assets.

Provision for Loan Losses.  The Company establishes the provision for loan loss, which is charged to operations, at a level deemed appropriate to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on the evaluation of these factors, a provision of $140,000 was recorded for the three months ended  March 31, 2011. A provision of $154,000 was recorded for the three months ended  March 31, 2010.   The level of the allowance at  March 31, 2011 is based on estimates, and the ultimate losses may vary from the estimates.  Non-performing loans increased to $8.6 million, or 6.0% of total assets as of  March 31, 2011 from $8.4 million or 5.7% of total assets as of December 31, 2010 and $4.8 million or 3.1% of total assets as of  March 31, 2010. As of  March 31, 2011 the

INDEX

non-performing loans included twelve 1-4 family residential mortgage loans totaling $4.1 million, four non-residential mortgage loans of $2.6 million and two construction loans of $1.9 million which, at quarter-end, maintained aggregate specific allowances for loan loss of $938,000. The allowance for loan losses totaled $1.8 million at March 31, 2011, and was comprised of $946,000 of specific allowance and $837,000 of general allowance. The allowance for loan losses totaled $1.6 million at December 31, 2010, and was comprised of $898,000 of specific allowance and $751,000 of general allowance.

Non-Interest Income.  Non-interest income decreased $535, or 0.8%, to $63,000 for the quarter ended  March 31, 2011 from $63,000 for the quarter ended  March 31, 2010.

Non-Interest Expenses.  Non-interest expenses increased $40,000, or 3.3%, to $1.3 million for the quarter ended  March 31, 2011 from $1.2 million for the quarter ended  March 31, 2010.  The net increase of $40,000 in non-interest expenses is primarily attributable to increases to net occupancy expense of premises and equipment, partially offset by decreases to professional fees, Federal deposit insurance premiums and other expense. Equipment expense increased $53,000 to $178,000 for the three months ended March 31, 2011, from $125,000 for the three months ended March 31, 2010 primarily due to data center deconversion costs.

Income Tax Expense.  The provision for income taxes decreased $99,000, to a benefit of $12,000 for the quarter ended March 31, 2011 compared to an expense of $88,000 for the same quarter in 2010.  The decrease was attributable to decreased pre-tax income as well as a larger portion of income attributed to tax exempt sources.

Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the “OTS”) regulations sufficient to ensure the Association’s safe and sound operation.  The Association’s liquidity, calculated by a ratio of short-term assets to short-term liabilities, averaged 8.49% during the month of March 2011.  The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities.  Net loans totaled $104.3 million and $113.4 million at March 31, 2011 and March 31, 2010, respectively.  Mortgage-backed securities held to maturity totaled $21.3 million and $26.3 million at March 31 2011 and March 31, 2010, respectively.  In addition to funding new loans and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities and maturities of investment securities.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits.  If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds.  At March 31, 2011, the Company had a borrowing limit of $48.1 million from the FHLB, of which $10.1 million was advanced. At March 31, 2010 advances from the FHLB totaled $21.9 million.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations.  At March 31, 2011, the Association had outstanding commitments to originate or purchase loans of

INDEX

$1.6 million and outstanding loans in process of $690,000. Certificates of deposit scheduled to mature in one year or less at March 31, 2011, totaled $58.1 million.  Management believes that, based upon its experience and the Association’s deposit flow history, a significant portion of such deposits will remain with the Association.

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

The following tables set forth the Association’s capital position at March 31, 2011 and December 31, 2010, as compared to the minimum regulatory capital requirements:

	Actual		Minimal Capital Requirements		Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011:			(Dollars in Thousands)
Total Capital	$17,547	20.61%	>$6,810	>8.00%	>$8,512	>10.00%
(to risk-weighted assets)

Tier 1 Capital	16,709	19.63%	> -	> -	>5,107	> 6.00%
(to risk-weighted assets)

Core (Tier 1) Capital	16,793	11.69%	> 5,747	>4.00%	>7,183	> 5.00%
(to adjusted total assets)

Tangible Capital	16,793	11.69%	> 2,155	>1.50%	>-	>-
(to adjusted total assets)

	Actual		Minimal Capital Requirements		Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010:			(Dollars in Thousands)
Total Capital	$17,377	20.30%	>$6,847	>8.00%	>$8,558	>10.00%
(to risk-weighted assets)

Tier 1 Capital	16,626	19.43%	> -	> -	>5,135	> 6.00%
(to risk-weighted assets)

Core (Tier 1) Capital	16,710	11.45%	> 5,836	>4.00%	>7,295	> 5.00%
(to adjusted total assets)

Tangible Capital	16,710	11.45%	> 2,188	>1.50%	>-	>-
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

INDEX

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

Net Portfolio Value

The Association’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association’s quarterly Thrift Financial Reports. The following table sets forth the Association’s NPV as of March 31, 2011, the most recent date the Association’s NPV was calculated by the OTS.

Change in Interest Rates (basis points)	Net Portfolio Value			Net Portfolio Value as a Percentage of Present Value of Assets
	Estimated NPV	Amount of Change	Percent of Change	NPV Ratio	Change in Basis Points
	(Dollars in Thousands)
+300	$13,581	$(9,095)	(40%)	9.50%	(522)
+200	17,056	(5,620)	(25%)	11.60%	(312)
+100	20,234	(2,442)	( 11%)	13.41%	(131)
+ 50	21,580	(1,096)	( 5%)	14.14%	(58)
0	22,676	—	—	14.72%	—
- 50	23,501	825	4%	15.14%	42
-100	24,296	1,620	7%	15.56%	84

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them in a timely manner to material information relating to us (or our consolidated subsidiary) required to be included in our periodic SEC filings.

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

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

INDEX

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

As of March 31, 2011, the Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that  management believes are immaterial to the Company’s consolidated financial condition, results of operations and cash flows.

ITEM 1A.Risk Factors

A smaller reporting company is not required to provide the information required of this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 30, 2007, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of March 31, 2011, 12,750 total shares have been repurchased by the Company under this repurchase program. During the quarter ended March 31, 2011, no shares were repurchased. These total repurchased shares do not include the stock dividend shares of 1,340 which, along with the repurchased shares, are held as treasury stock.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2011 through January 31, 2011	-	$-	12,750	37,250
February 1, 2011 through February 28, 2011	-	-	12,750	37,250
March 1, 2011 through March 31, 2011	-	-	12,750	37,250

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

FLATBUSH FEDERAL BANCORP, INC.

Date:	May 16, 2011	By:	/s/ Jesus R. Adia
Jesus R. Adia
President and
Chief Executive Officer

Date:	May 16, 2011	By:	/s/ John S. Lotardo
John S. Lotardo
Executive Vice President and Chief
Financial Officer