Form 10-Q
period 2011-06-30
FLATBUSH FEDERAL BANCORP INC
filed 2011-08-15
CIK 1243496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of August 13, 2011 the Registrant had outstanding 2,736,907 shares of common stock.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

Index

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

ASSETS	June 30, 2011	December 31, 2010

Cash and amounts due from depository institutions	$1,482,117	$1,568,478
Interest earning deposits in other banks	1,154,287	1,065,862
Federal funds sold	1,250,000	5,550,000
Cash and cash equivalents	3,886,404	8,184,340

Investment securities held to maturity, fair value of $3,650,481 (2011)	3,704,155	-
Mortgage-backed securities held to maturity; fair value of $21,323,393 (2011) and $23,084,343 (2010)	19,940,601	21,779,811
Loans receivable, net of allowance for loan losses of $3,091,966 (2011) and $1,649,319 (2010)	100,311,974	106,477,978
Real estate owned	608,000	-
Premises and equipment	2,323,872	2,287,820
Federal Home Loan Bank of New York stock	684,800	807,900
Accrued interest receivable	567,073	607,089
Bank owned life insurance	4,446,431	4,371,605
Other assets	3,477,851	2,502,199
Total assets	$139,951,161	$147,018,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	5,090,990	5,319,364
Interest bearing	108,095,803	111,754,193
Total deposits	113,186,793	117,073,557
Federal Home Loan Bank of New York advances	9,783,692	12,042,583
Advance payments by borrowers for taxes and insurance	199,001	333,023
Other liabilities	1,656,054	1,816,062
Total liabilities	124,825,540	131,265,225
Stockholders’ equity:
Preferred stock $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	---	---
Common stock $0.01 par value; authorized 9,000,000 shares; issued 2,799,657 shares; outstanding 2,736,907 shares	27,998	27,998
Paid-in capital	12,691,259	12,653,326
Retained earnings	5,030,376	5,791,170
Unearned employees’ stock ownership plan (ESOP) shares	(426,546)	(443,983)
Treasury stock, 62,750 shares	(446,534)	(446,534)
Accumulated other comprehensive loss	(1,750,932)	(1,828,460)
Total stockholders’ equity	15,125,621	15,753,517

Total liabilities and stockholders’ equity	$139,951,161	$147,018,742

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest Income
Loans, including fees	$1,429,739	$1,620,225	$2,904,891	$3,296,771
Mortgage-backed securities	263,965	368,343	537,629	760,550
Federal Home Loan Bank of New York stock	16,832	14,100	28,925	31,382
Other interest earning assets	1,223	1,589	3,115	2,403
Total interest income	1,711,759	2,004,257	3,474,560	4,091,106

Interest Expense
Deposits	358,347	443,531	730,555	903,434
Borrowings	29,697	87,693	67,905	184,294
Total interest expense	388,044	531,224	798,460	1,087,728

Net Interest Income	1,323,715	1,473,033	2,676,100	3,003,378
Provision for loan losses	1,563,617	134,106	1,703,410	288,578
Net interest income after provision for loan losses	(239,902)	1,338,927	972,690	2,714,800

Non-interest income
Fees and service charges	38,339	26,904	63,262	52,292
BOLI income	37,698	37,869	74,826	75,174
Other	20,180	613	20,933	1,258
Total non-interest income	96,217	65,386	159,021	128,724

Non-interest expenses
Salaries and employee benefits	619,899	599,543	1,224,922	1,203,522
Net occupancy expense of premises	124,549	124,743	257,578	236,735
Equipment	117,926	121,295	295,955	245,859
Directors’ compensation	50,206	51,991	95,597	97,982
Professional fees	89,945	87,650	179,795	194,150
Other insurance premiums	36,232	35,443	72,593	70,886
Federal deposit insurance premiums	47,561	57,497	95,894	115,489
Other	115,201	116,013	230,533	241,166
Total non-interest expenses	1,201,519	1,194,175	2,452,867	2,405,789

(Loss) income before income tax (benefit) expense	(1,345,204)	210,138	(1,321,156)	437,735
Income tax (benefit) expense	(548,396)	64,350	(560,362)	151,857
Net (loss) income	$(796,808)	$145,788	$(760,794)	$285,878

Net (loss) income per common share – Basic and diluted	$(0.30)	$0.05	$(0.29)	$0.11
Weighted average number of shares outstanding – Basic and diluted	2,671,459	2,666,191	2,670,805	2,665,537

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net (loss) income	$(796,808)	$145,788	$(760,794)	$285,878

Other comprehensive (loss) income,
net of income taxes:
Benefit plans	66,661	63,112	133,322	126,224
Deferred income taxes	(27,897)	(26,412)	(55,794)	(52,824)
	38,764	36,700	77,528	73,400
Comprehensive (loss) income	$(758,044)	$182,488	$(683,266)	$359,278

See notes to consolidated financial statements.

Index

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flow from operating activities:
Net (loss) income	$(760,794)	$285,878
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization of premises and equipment	65,689	91,196
Net accretion of discounts, premiums and deferred loan fees and costs	(57,561)	(96,078)
Provision for loan losses	1,703,410	288,578
ESOP shares committed to be released	14,373	11,164
MRP expense	20,292	20,292
Stock option expense	20,706	20,706
Decrease in accrued interest receivable	40,016	59,636
Increase in cash surrender value of BOLI	(74,826)	(75,174)
(Increase) decrease in other assets	(1,031,447)	278,366
Decrease in other liabilities	(26,686)	(675,675)
Net cash (used) provided by operating activities	(86,828)	208,889

Cash flow from investing activities:
Purchases of investment securities held to maturity	(3,634,000)	-
Principal repayments on mortgage-backed securities held to maturity	2,956,943	4,537,506
Purchases of mortgage-backed securities held to maturity	(1,119,746)	-
Purchases of loan participation interests	(135,379)	(972,466)
Net change in loans receivable	3,979,392	850,281
Additions to premises and equipment	(101,742)	(8,085)
Redemption of Federal Home Loan Bank of New York stock	123,100	336,300
Net cash provided by investing activities	2,068,568	4,743,536

Cash flow from financing activities:
Net (decrease) increase in deposits	(3,886,764)	5,681,681
Repayment of advances from Federal Home Loan Bank of New York	(2,758,890)	(902,799)
Net change in short-term borrowings	500,000	(7,000,000)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(134,022)	136,322
Net cash (used in) financing activities	(6,279,676)	(2,084,796)
Net (decrease) increase in cash and cash equivalents	(4,297,936)	2,867,629
Cash and cash equivalents – beginning	8,184,340	5,458,027

Cash and cash equivalents – ending	$3,886,404	$8,325,656
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$808,216	$1,094,196
Income taxes	$402,470	$61,000
Acquisition of real estate owned in settlement of loans receivable	$608,000	$-

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events”, the Company has evaluated events and transactions occurring subsequent to the Statement of Financial Condition date of June 30, 2011 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 3.  NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share was computed by dividing net (loss) income for the three and six months ended June 30, 2011 and 2010 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP.  Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. At and for the three months and six months ended June 30, 2011 and 2010, there was no dilutive effect for the 82,378 and 82,378, respectively, of stock options outstanding. At and for the three months and six months ended June 30, 2011 and 2010, there was no dilutive effect for the 7,598 and 11,398, respectively, of non-vested restricted stock awards.

NOTE 4.  CRITICAL ACCOUNTING POLICIES

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Management reviews the level of the allowance on a quarterly basis, at a minimum, and

Index

NOTE 4.  CRITICAL ACCOUNTING POLICIES (CONTINUED)

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

NOTE 5.  INVESTMENT SECURITIES HELD TO MATURITY

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate Debt	$3,704,155	$2,139	$55,814	$3,650,481
Total	$3,704,155	$2,139	$55,814	$3,650,481

The age of unrealized losses and fair value of related corporate debt securities held to maturity are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011:
Corporate Debt	$3,345,838	$55,814	$-	$-	$3,345,838	$55,814
Total	$3,345,838	$55,814	$-	$-	$3,345,838	$55,814

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exits. Securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) whether the Association has the intent to sell its securities prior to recovery and/or maturity and (ii) whether it is more likely than not that the Association will have to sell its securities prior to recovery and/or maturity.  Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value

Index

NOTE 5.  INVESTMENT SECURITIES HELD TO MATURITY CONTINUED

subject to judgment.  If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Association’s consolidated financial statements.

At June 30, 2011, management concluded that the unrealized losses above (which, at June 30, 2011, related to seventeen corporate debt securities) are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuer of the securities.

The amortized cost and estimated fair value of investment securities at June 30, 2011 by contractual maturity, are shown below.  Actual maturities will differ from contractual maturities because borrowers generally have the right to prepay obligations.

	June 30, 2011
	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-
Due after one year through five years	2,604,355	2,580,659
Due after five years through ten years	1,099,800	1,069,822
Due after ten years	-	-
Total	$3,704,155	$3,650,481

NOTE 6.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government National Mortgage Association	$1,701,852	$148,990	$-	$1,850,842
Federal National Mortgage Association	14,459,311	1,097,169	2,455	15,554,025
Federal Home Loan Mortgage Corporation	3,779,438	163,434	24,346	3,918,526

Total	$19,940,601	$1,409,593	$26,801	$21,323,393

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government National Mortgage Association	$1,941,011	$130,052	$-	$2,071,063
Federal National Mortgage Association	15,301,382	1,043,256	10,719	16,333,919
Federal Home Loan Mortgage Corporation	4,537,418	152,331	10,388	4,679,361

Total	$21,779,811	$1,325,639	$21,107	$23,084,343

Index

NOTE 6.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY (CONTINUED)

All mortgage-backed securities held at June 30, 2011, and December 31, 2010, were secured by residential real estate.

The age of unrealized losses and fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011:
Federal National Mortgage Association	$484,743	$2,455	$-	$-	$484,743	$2,455
Federal Home Loan Mortgage Corporation	538,695	17,775	379,924	6,571	918,619	24,346

Total	$1,023,438	$20,230	$379,924	$6,571	$1,403,362	$26,801

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010:
Federal National Mortgage Association	$487,785	$10,719	$-	$-	$487,785	$10,719
Federal Home Loan Mortgage Corporation	53,835	418	553,080	9,970	606,915	10,388

Total	$541,620	$11,137	$553,080	$9,970	$1,094,700	$21,107

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

Index

NOTE 6.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY (CONTINUED)

At June 30, 2011, and December 31, 2010, management concluded that the unrealized losses above (which, at June 30, 2011, related to one Federal National Mortgage Association and four Federal Home Loan Mortgage Corporation securities) are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuer of the securities.

The amortized cost and estimated fair value of mortgage-backed securities at June 30, 2011 by contractual maturity, are shown below.  Actual maturities will differ from contractual maturities because borrowers generally have the right to prepay obligations.

	June 30, 2011
	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-
Due after one year through five years	30,988	31,300
Due after five years through ten years	163,162	169,217
Due after ten years	19,746,451	21,122,876
Total	$19,940,601	$21,323,393

NOTE 7. LOANS RECEIVABLE

Loans receivable, net, consists of the following:

	June 30, 2011	December 31, 2010
	(Dollar in thousands)

Gross loans	$104,152	$109,099
Loans in process	(659)	(895)
Deferred loan fees, net	(89)	(77)
Allowance for loan loss	(3,092)	(1,649)
	$100,312	$106,478

Index

NOTE 7. LOANS RECEIVABLE (CONTINUED)

The following table summarizes the primary segments of the allowance for loan losses (“ALLL”) and activity therein, segregated into the amounts required for loans individually evaluated for impairment and the amounts required for loans collectively evaluated for impairment as of and for the three and six months ended June 30, 2011.

	Construction, Land and Unsecured Business Loan	Commercial Real Estate	Residential Multifamily Real Estate	Residential One-to four- Family Real Estate	Credit Card	Home Equity	Passbook Loans	T otal
	(Dollars in thousands)
Allowance for loan losses:
Three months ended June 30, 2011:
Beginning Balances	$916	$606	$36	$215	$11	$-	$-	$1,784
Charge-offs	-	(248)	-	-	(8)	-	-	(256)
Provision	580	856	-	128	-	-	-	1,564
Ending Balance	$1,496	$1,214	$36	$343	$3	$-	$-	$3,092

Six months ended June 30, 2011
Beginning Balances	$810	$583	$36	$214	$6	$-	$-	$1,649
Charge-offs	-	(247)	-	(5)	(8)	-	-	(260)
Provision	686	878	-	134	5	-	-	1,703

Ending Balance	$1,496	$1,214	$36	$343	$3	$-	$-	$3,092

Index

NOTE 7. LOANS RECEIVABLE (CONTINUED)

	Construction, Land and Unsecured Business Loan	Commercial Real Estate	Residential Multifamily Real Estate	Residential One-to four-family Real Estate	Credit Card	Home Equity	Passbook Loan	Total
	(Dollars in thousands)
Ending balance: individually evaluated for impairment	$1,255	$545	$-	$178	$-	$-	$-	$1,978
Ending balance: collectively evaluated for impairment	$241	$669	$36	$165	$3	$-	$-	$1,114

Loan receivables:
Ending balance	$6,586	$21,942	$5,820	$68,974	$31	$101	$38	$103,492
Ending balance: individually evaluated for impairment	$3,958	$2,331	$-	$4,243	$-	$-	$-	$10,532
Ending balance: collectively evaluated for impairment	$2,628	$19,611	$5,820	$64,730	$31	$101	$38	$92,960

Index

NOTE 7. LOANS RECEIVABLE (CONTINUED)

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

NOTE 7. LOANS RECEIVABLE (CONTINUED)

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

Index

NOTE 7. LOANS RECEIVABLE (CONTINUED)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2011 and December 31, 2010.

	Impaired Loans With Specific Allowances		Impaired Loans With No Specific Allowances	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
June 30, 2011:
Construction and land	$3,958	$1,255	$-	$3, 958	$3,958
Commercial Real Estate	2,303	545	29	2,331	2,331
Residential one-to four-family Real Estate	1,811	178	2,432	4,243	4,243
Credit Card	-	-	-	-	-
Total impaired loans	$8,072	$1,978	$2,460	$10,532	$10,532

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

Index

NOTE 7. LOANS RECEIVABLE (CONTINUED)

The following table presents the average recorded investment and interest income recognized on impaired loans during the three and six months ended June 30, 2011.

	Three months ended June 30, 2011		Six months ended June 30, 2011
	Average Recorded Investment	Interest Income Recorded	Average Recorded Investment	Interest Income Recorded
	(Dollars in thousands)

Construction and land	$3,958	$-	$2,953	$-
Commercial Real Estate	2,604	9	2,874	18
Residential one-to four-family Real Estate	4,020	-	3,936	8
Credit Card	-	-	3	-
Total	$10,582	$9	$9,766	$26

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

Index

NOTE 7. LOANS RECEIVABLE (CONTINUED)

The following table presents the classes of the loan portfolio summarized by the pass category and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of June 30, 2011 and December 31, 2010.

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
June 30, 2011:
Construction and land	$1,170	$1,418	$3,958	$-	$6,546
Commercial real estate	19,611	-	2,331	-	21,942
Residential mortgage multifamily real estate	5,820	-	-	-	5,820
Residential mortgage one-to four-family real estate	63,799	932	4,243	-	68,974
Unsecured business loan	40	-	-	-	40
Credit card	31	-	-	-	31
Home equity	101	-	-	-	101
Passbook loan	38	-	-	-	38
Total	$90,610	$2,350	$10,532	$-	$103,492

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
December 31, 2010:
Construction and land	$3,790	$2,355	$2,040	$-	$8,185
Commercial real estate	19,819	-	3,156	-	22,975
Residential mortgage multifamily real estate	5,890	-	-	-	5,890
Residential mortgage one-to four-family real estate	66,963	1,066	3,801	-	71,830
Unsecured business loan	20	-	-	-	20
Credit card	43	-	4	-	47
Home equity	113	-	-	-	113
Passbook loan	39	-	-	-	39
Total	$96,677	$3,421	$9,001	$-	$109,099

Index

NOTE 7. LOANS RECEIVABLE (CONTINUED)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2011 and December 31, 2010:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non- Accrual	Total Loans Receivable
	(Dollars in thousands)
June 30, 2011:
Construction and land	$1,560	$1,028	$-	$3,958	$4,986	$3,958	$6,546
Commercial real estate	20,163	-	-	1,779	1,779	1,779	21,942
Unsecured Business Loan	40	-	-	-	-	-	40
Residential Multi family Real Estate	5,820	-	-	-	-	-	5,820
Residential One-to four-family Real Estate	62,791	1,516	424	4,243	6,183	4,243	68,974
Credit Card	31	-	-	-	-	-	31
Home Equity	101	-	-	-	-	-	101
Passbook Loan	38	-	-	-	-	-	38
Total	$90,544	$2,544	$424	$9,980	$12,948	$9,980	$103,492

Index

NOTE 7. LOANS RECEIVABLE (CONTINUED)

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non- Accrual	Total Loans Receivable
	(Dollars in thousands)
December 31, 2010:
Construction and land	$6,144	$-	$-	$2,041	$2,041	$2,041	$8,185
Commercial real estate	20,378	-	-	2,597	2,597	2,597	22,975
Unsecured Business Loan	20	-	-	-	-	-	20
Residential Multi family Real Estate	5,890	-	-	-	-	-	5,890
Residential One-to four-family Real Estate	65,985	1,912	132	3,801	5,845	3,801	71,830
Credit Card	40	-	3	4	7	4	47
Home Equity	99	-	14	-	14	-	113
Passbook Loan	39	-	-	-	-	-	39
Total	$98,595	$1,912	$149	$8,443	$10,504	$8,443	$109,099

NOTE 8.  RETIREMENT PLANS – COMPONENTS OF  NET PERIODIC PENSION COST

Periodic pension expense for the funded employee pension plan was as follows:

	Three months Ended June 30,		Six months Ended June 30,
	2011	2010	2011	2010

Service cost	$-	$-	$-	$-
Interest cost	76,216	76,343	152,432	152,686
Expected return on assets	(123,220)	(106,170)	(246,440)	(212,340)
Amortization of unrecognized net loss	60,678	57,401	121,356	114,802
Net periodic benefit cost	$13,674	$27,574	$27,348	$55,148

Index

NOTE 8.  RETIREMENT PLANS – COMPONENTS OF  NET PERIODIC PENSION COST (CONTINUED)

Periodic pension expense for other unfunded plans was as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Service cost	$5,499	$4,674	$10,998	$9,348
Interest cost	15,525	16,782	31,050	33,564
Amortization of past service cost	5,278	5,278	10,556	10,556
Amortization of unrecognized net loss	705	433	1,410	866
Net periodic benefit cost	$27,007	$27,167	$54,014	$54,334

NOTE 9. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The Company had no financial assets which are required to be measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010.

Index

NOTE 9. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Impaired Loans:

June 30, 2011	$6,094	$-	$-	$6,094

December 31, 2010	$4,769	$-	$-	$4,769

The Company had no liabilities which are required to be measured at fair value on a recurring or non-recurring basis at June 30, 2011 and December 31, 2010.

The following information should not be interpreted as an estimate of the fair value of the entire Association since a fair value calculation is only provided for a limited portion of the Association’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Association’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of  financial instruments at June 30, 2011 and December 31, 2010:

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

Index

NOTE 9. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

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

As of June 30, 2011 and December 31, 2010, the fair value of commitments to extend credit were not considered to be material.

Index

NOTE 9. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

The estimated fair values of financial instruments were as follows at June 30, 2011 and December 31, 2010.

	June 30,		December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$3,886	$3,886	$8,184	$8,184
Investment securities held to maturity	3,704	3,650	-	-
Mortgage-backed securities held to maturity	19,941	21,323	21,780	23,084
FHLB stock	685	685	808	808
Loans receivable	100,312	106,401	106,478	112,166
Accrued interest receivable	567	567	607	607

Financial liabilities:
Deposits	113,187	114,619	117,074	118,460
Advances from FHLB	9,784	9,868	12,043	12,209
Accrued interest payable	8	8	28	28

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2011-02 (A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring)

The FASB has issued this ASU to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. The ASU clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The ASU goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public entities, the amendments in the ASU are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. Nonpublic entities are required to adopt the amendments in this ASU for annual periods ending on or after December 15, 2012. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on the financial position or results of operations.

Index

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS CONTINUED

ASU 2011-03 (Reconsideration of Effective Control for Repurchase Agreements)

The FASB has issued this ASU to clarify the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, Transfers and Servicing. This ASU, entitled Reconsideration of Effective Control for Repurchase Agreements, amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This ASU is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 31, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date. Early adoption is not permitted. The Company does not expect the adoption of this guidance to have a significant impact on the financial position or results of operations.

ASU 2011-04 (Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs)

This ASU amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. For nonpublic entities, the ASU is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this guidance to have a significant impact on the financial position or results of operations.

ASU 2011-05 (Presentation of Comprehensive Income)

The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of

Index

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS CONTINUED

the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 31,
2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on the financial position or results of operations.

NOTE 11. FEDERAL HOME LOAN BANK OF NEW YORK STOCK

Federal Home Loan Bank of New York (“FHLB”) stock, which represents required investment in the common stock of a correspondent bank, is carried at cost and as of June 30, 2011 and December 31, 2010, consists of the common stock of FHLB.

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

Management believes no impairment charge is necessary related to the FHLB stock as of June 30, 2011.

NOTE 12. PROPERTY SALE

During 2010, the Company entered into an agreement (the “Agreement”) to sell its current main branch building and a portion of Flatbush Federal’s adjoining real estate to a third party (the “Purchaser”) for $9,136,000 (the “Transfer”). Under the Agreement, Purchaser will acquire Flatbush Federal’s current main branch building located at 2146 Nostrand Avenue, Brooklyn, New York (“Property A”).  In addition thereto, the Purchaser will take title to 2158 Nostrand Avenue, Brooklyn, New York (“Property B”), and an approximately 12,305 square foot parcel (“Property C”) of a larger adjoining parking lot (“Lot 124”) abutting parts of Nostrand Avenue and Hillel Place, Brooklyn, New York (Property A, Property B, and Property C are collectively, the “Properties”).  Property B is currently not leased by Flatbush Federal.

The Agreement provided for an investigation period that expired on August 10, 2010.  The investigation period allowed the Purchaser to conduct environmental site assessments, a structural engineering survey and other tests and investigations.  With the expiration of the investigation period, the Purchaser is legally committed to complete the Transfer pursuant to the terms of the Agreement.

Index

NOTE 12. PROPERTY SALE CONTINUED

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

The Company anticipates that the Transfer will occur during the third quarter of 2011, although there can be no assurance that the Transfer will not be extended beyond that date, as a result of unexpected delays in obtaining Municipal Approvals. The Company estimates a pre-tax gain in the range of $8.8 million to $9.0 million will be recorded during the quarter in which the Transfer occurs.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

The Company’s total assets as of June 30, 2011 were $140.0 million compared to $147.0 million at December 31, 2010, a decrease of $7.0 million or 4.8%. Loans receivable decreased $6.2 million, or 5.8%, to $100.3 million at  June 30, 2011 from $106.5 million at December 31, 2010.  Mortgage-backed securities decreased $1.8 million, or 8.3%, to $19.9 million at  June 30, 2011 from $21.8 million as of December 31, 2010 primarily due to prepayments and amortization.  Investment securities increased and totaled $3.7 million due to purchases during the quarter ended June 30, 2011. Cash and cash equivalents decreased $4.3 million or 52.4%, to $3.9 million at  June 30, 2011 from $8.2 million at December 31, 2010.

 Total deposits decreased $3.9 million, or3.3%, to $113.2 million at  June 30, 2011 from $117.1 million at December 31, 2010.  As of June 30, 2011, advances from the Federal Home Loan Bank of New York (“FHLB”) were $9.8 million compared to $12.0 million as of December 31, 2010, a decrease of $2.2 million, or 18.3%.

Total stockholders’ equity decreased $628,000, or 4.0%, to $15.1 million at June 30, 2011 from $15.8 million at December 31, 2010.  The decrease to stockholders’ equity reflects a net loss of $761,000, offset by the amortization of $14,000 of unearned ESOP shares, amortization of $20,000 of restricted stock awards for the Company’s Stock-Based Incentive Program, amortization of $21,000 of stock option awards and a decrease of $78,000 of accumulated other comprehensive loss.

On August 30, 2007, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock. Stock repurchases are made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions.  Repurchased stock will be held as treasury stock and will be available for general corporate purposes.  During the three and six months ended June 30, 2011, the Company did not repurchase any shares. As of June 30, 2011, under the current program, a total of 12,750 shares had been repurchased at a weighted average price of $4.44 per share.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and June 30, 2010

General.   Net income decreased by $943,000, to a net loss of $797,000 for the quarter ended  June 30, 2011 from net income of $146,000 for the same quarter in 2010.  The decrease for the quarter was primarily due to a decrease of $292,000 in interest income and  increases of $1.4 million in provision for loan loss and $7,000 in non-interest expense, partially offset by decreases of $85,000 in interest expense on deposits, $58,000 in interest expense on borrowings from FHLB and $613,000 in income tax expense, and an increase of  $31,000 in non-interest income.

Interest Income.  Total interest income decreased $292,000, or 14.6%, to $1.7 million for the quarter ended June 30, 2011 from $2.0 million for the quarter ended  June 30, 2010. The decrease in interest income can be primarily attributed to lower average balances and yields for these assets.  For the three months ended June 30, 2011, the average balance of $129.3 million in interest-earning assets earned an average yield of 5.30% compared to an average yield of 5.56% on an average balance of $144.1 million for the three months ended  June 30, 2010.  The

Index

decline in the average balance was primarily due to slowing loan demand and loan concentration limits. Concentration limits on loan types totals for construction, multi-family and non-residential loans are maintained to limit concentration risk.

Interest income on loans decreased $190,000, or 11.7%, to $1.43 million for the quarter ended June 30, 2011, from $1.62 million for the same quarter in 2010.  The average balance of loans decreased $9.5 million to $102.2 million for the quarter ended  June 30, 2011 from $111.7 million for the quarter ended  June 30, 2010.  The average yield on loans decreased by 20 basis points to 5.60% for the quarter ended  June 30, 2011 from 5.80% for the quarter ended  June 30, 2010.

Interest income on mortgage-backed securities decreased $104,000, or 28.3%, to $264,000 for the quarter ended  June 30, 2011 from $368,000 for the quarter ended  June 30, 2010.  The average balance of mortgage-backed securities decreased $4.2 million, or 17.1%, to $20.4 million for the quarter ended  June 30, 2011 from $24.6 million for the quarter ended  June 30, 2010.  The average yield decreased by 80 basis points to 5.18% for the quarter ended  June 30, 2011 from 5.98% for the same period in 2010.

Interest income on investment securities increased $3,000, or 21.4%, to $17,000 for the quarter ended June 30, 2011 from $14,000 for the quarter ended  June 30, 2010.   The average yield on investment securities decreased 300 basis points to 2.45%, for the quarter ended  June 30, 2011 from an average yield of 5.45% for the quarter ended  June 30, 2010.

Interest Expense.   Total interest expense, comprised of interest expense on deposits and FHLB borrowings, decreased $143,000, or 26.9%, to $388,000 for the quarter ended  June 30, 2011 from $531,000 for the quarter ended  June 30, 2010. The average cost of interest-bearing liabilities decreased by 32 basis points to 1.30% for the quarter ended  June 30, 2011 from 1.62% for the quarter ended  June 30, 2010.  The average balance of interest-bearing liabilities decreased $12.1 million, or 9.2% to $119.4 million for the quarter ended  June 30, 2011 from $131.5 million for the quarter ended  June 30, 2010.

Interest expense on deposits decreased $85,000, or 19.2%, to $358,000 for the quarter ended June 30, 2011, from $443,000 for the quarter ended  June 30, 2010.  The average cost of interest-bearing deposits decreased by 24 basis points to 1.31% for the quarter ended  June 30, 2011 from 1.55% for the quarter ended June 30, 2010, reflecting the trend of declining interest rates on deposits.  The average balance of interest-bearing deposits decreased $4.9 million, or 4.3%, to $109.5 million for the quarter ended  June 30, 2011 from $114.4 million for the quarter ended  June 30, 2010.

Interest expense on FHLB borrowings decreased $58,000, or 66.1%, to $30,000 for the quarter ended  June 30, 2011, from $88,000 for the quarter ended  June 30, 2010.  The average balance of FHLB borrowings decreased $7.2 million or 42.1%, to $9.9 million for the quarter ended  June 30, 2011, from $17.1 million for the quarter ended  June 30, 2010. The average cost of FHLB borrowings decreased by 85 basis points to 1.20% for the quarter ended  June 30, 2011, from 2.05% for the quarter ended  June 30, 2010.

Net Interest Income.  Net interest income decreased $149,000, or 10.1%, to $1.32 million for the quarter ended  June 30, 2011 from $1.47 million for the same quarter in 2010.  The interest rate spread was 4.00% for the quarter ended  June 30, 2011 compared to 3.95% for the quarter ended  June 30, 2010, an increase of 5 basis points.  Interest margin for the quarter ended  June 30, 2011 was 4.10% compared to 4.09% for the quarter ended  June 30, 2010, an increase of one basis point.  The increase in interest rate spread and interest margin can be attributed primarily to the decrease in the yield of interest-bearing liabilities.

Provision for Loan Losses.  The Company establishes the provision for loan loss, which is charged to operations, at a level deemed appropriate to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on the evaluation of these factors, a provision of $1.6 million was recorded for the three months ended  June 30, 2011. A

Index

provision of $134,000 was recorded for the three months ended  June 30, 2010.   The level of the allowance at  June 30, 2011 is based on estimates, and the ultimate losses may vary from the estimates.  Non-performing loans increased to $10.0 million, or 7.1% of total assets as of  June 30, 2011 from $8.4 million or 5.7% of total assets as of December 31, 2010 and $6.5 million or 4.2% of total assets as of  June 30, 2010. As of  June 30, 2011 the non-performing loans included twelve 1-4 family residential mortgage loans totaling $4.2 million, three non-residential mortgage loans of $1.8 million and four construction loans of $4.0 million which, at quarter-end, maintained aggregate specific allowances for loan loss of $2.0 million. The allowance for loan losses totaled $3.1 million at June 30, 2011, and was comprised of $2.0 million of specific allowance and $1.1 million of general allowance. The allowance for loan losses totaled $1.6 million at December 31, 2010, and was comprised of $898,000 of specific allowance and $751,000 of general allowance. The continued decline in real estate values as well as the increase in non-performing loans contributed to the increased allowance. Specific valuation allowances increased during the quarter primarily due to updated valuation analyses for the loans evaluated for impairment.

Non-Interest Income.  Non-interest income increased $31,000, or 47.7%, to $96,000 for the quarter ended  June 30, 2011 from $65,000 for the quarter ended  June 30, 2010.

Non-Interest Expenses.  Non-interest expenses increased $7,000, or 0.6%, to $1.20 million for the quarter ended  June 30, 2011 from $1.19 million for the quarter ended  June 30, 2010.  The net increase of $7,000 in non-interest expenses is primarily attributable to increases to salaries and employee benefits, partially offset by decreases to equipment and  Federal deposit insurance premiums.

Income Tax Expense.  The provision for income taxes decreased $613,000, to a benefit of $548,000 for the quarter ended June 30, 2011 compared to an expense of $64,000 for the same quarter in 2010.  The decrease was attributable to decreased pre-tax income.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and June 30, 2010

General.   Net income decreased by $1.0 million, to a net loss of $761,000 for the six months ended  June 30, 2011 from net income of $286,000 for the same period in 2010.  The decrease for the period was primarily due to a decrease of $617,000 in interest income and increases of $1.4 million in provision for loan loss and $47,000 in non-interest expense, partially offset by decreases of $173,000 in interest expense on deposits, $116,000 in interest expense on borrowings from FHLB,  and $712,000 in income tax expense and an increase of $30,000 in non-interest income.

Interest Income.  Total interest income decreased $616,000, or 15.1%, to $3.5 million for the six months ended June 30, 2011 from $4.1 million for the six months ended June 30, 2010. The decrease in interest income can be primarily attributed to lower average balances and yields for these assets.  For the six months ended June 30, 2011, the average balance of $131.7 million in interest-earning assets earned an average yield of 5.28% compared to an average yield of 5.66% on an average balance of $144.6 million for the six months ended June 30, 2010.  The decline in the average balance was primarily due to slowing loan demand and loan concentration limits.

Interest income on loans decreased $392,000, or 11.9%, to $2.9 million for the six months ended June 30, 2011, from $3.3 million for the same period in 2010.  The average balance of loans decreased $8.7 million to $103.6 million for the six months ended June 30, 2011 from $112.3 million for the six months ended June 30, 2010.  The average yield on loans decreased by 26 basis points to 5.61% for the six months ended June 30, 2011 from 5.87% for the six months ended June 30, 2010.

Interest income on mortgage-backed securities decreased $223,000, or 29.3%, to $538,000 for the six months ended June 30, 2011 from $761,000 for the six months ended June 30, 2010.  The average balance of mortgage-backed securities decreased $4.9 million, or 18.9%, to $21.0 million for the six months ended June 30, 2011 from $25.9 million for the six months ended June 30, 2010.  The average yield decreased by 76 basis points to 5.12% for the six months ended June 30, 2011 from 5.88% for the same period in 2010.

Interest income on investment securities decreased $2,000, or 6.5%, to $29,000 for the six months ended June 30, 2011 from $31,000 for the six months ended June 30, 2010.   The average yield on investment securities

Index

decreased 207 basis points to 3.31%, for the six months ended June 30, 2011 from an average yield of 5.38% for the six months ended June 30, 2010.

Interest Expense.   Total interest expense, comprised of interest expense on deposits and FHLB borrowings, decreased $290,000, or 26.7%, to $798,000 for the six months ended June 30, 2011 from $1.1 million for the six months ended June 30, 2010. The average cost of interest-bearing liabilities decreased by 33 basis points to 1.32% for the six months ended June 30, 2011 from 1.65% for the six months ended June 30, 2010.  The average balance of interest-bearing liabilities decreased $11.6 million, or 8.8% to $120.6 million for the six months ended  June 30, 2011 from $132.2 million for the six months ended June 30, 2010.

Interest expense on deposits decreased $173,000, or 19.2%, to $730,000 for the six months ended June 30, 2011, from $903,000 for the six months ended June 30, 2010.  The average cost of interest-bearing deposits decreased by 29 basis points to 1.32% for the six months ended June 30, 2011 from 1.61% for the six months ended June 30, 2010, reflecting the trend of  declining interest rates on deposits.  The average balance of interest-bearing deposits decreased $1.7 million, or 1.5%, to $110.3 million for the six months ended June 30, 2011 from $112.0 million for the six months ended June 30, 2010.

Interest expense on FHLB borrowings decreased $116,000, or 63.0%, to $68,000 for the six months ended  June 30, 2011, from $184,000 for the six months ended  June 30, 2010.  The average balance of FHLB borrowings decreased $9.9 million or 49.0%, to $10.3 million for the six months ended June 30, 2011, from $20.2 million for the six months ended June 30, 2010. The average cost of FHLB borrowings decreased by 51 basis points to 1.31% for the six months ended June 30, 2011, from 1.82% for the six months ended June 30, 2010.

Net Interest Income.  Net interest income decreased $327,000, or 10.9%, to $2.68 million for the six months ended June 30, 2011 from $3.00 million for the same six months in 2010.  The interest rate spread was 3.95% for the six months ended June 30, 2011 compared to 4.01% for the six months ended June 30, 2010, a decrease of six basis points.  Interest margin for the six months ended June 30, 2011 was 4.06% compared to 4.15% for the six months ended June 30, 2010, a decrease of nine basis points.  The decrease in interest rate spread and interest margin can be attributed primarily to the decrease in the average balance and yield of interest-earning assets.

Provision for Loan Losses.  The Company establishes the provision for loan loss, which is charged to operations, at a level deemed appropriate to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on the evaluation of these factors, a provision of $1.7 million was recorded for the six months ended June 30, 2011. A provision of $289,000 was recorded for the six months ended June 30, 2010.   The level of the allowance at June 30, 2011 is based on estimates, and the ultimate losses may vary from the estimates.  Non-performing loans increased to $10.0 million, or 7.1% of total assets as of June 30, 2011 from $8.4 million or 5.7% of total assets as of December 31, 2010 and $6.5 million or 4.2% of total assets as of June 30, 2010. As of  June 30, 2011 the non-performing loans included twelve 1-4 family residential mortgage loans totaling $4.2 million, three non-residential mortgage loans of $1.8 million and four construction loans of $4.0 million which, at quarter-end, maintained aggregate specific allowances for loan loss of $2.0 million. The allowance for loan losses totaled $3.1 million at June 30, 2011, and was comprised of $2.0 million of specific allowance and $1.1 million of general allowance. The allowance for loan losses totaled $1.6 million at December 31, 2010, and was comprised of $898,000 of specific allowance and $751,000 of general allowance. The continued decline in real estate values as well as the increase in non-performing loans contributed to the increased allowance. Specific valuation allowances increased during the period primarily due to updated valuation analyses for the loans evaluated for impairment.

Non-Interest Income.  Non-interest income increased $30,000 or 23.3%, to $159,000 for the six months ended June 30, 2011 from $129,000 for the six months ended June 30, 2010.

Index

Non-Interest Expenses. Non-interest expenses increased $47,000, or 2.0%, to $2.5 million for the six months ended June 30, 2011 from $2.4 million for the six months ended June 30, 2010.  The net increase of $47,000 in non-interest expenses is primarily attributable to increases to salaries and employee benefits , net occupancy expense of premises and equipment, partially offset by decreases to Director’s compensation, professional fees, Federal deposit insurance premiums and other expense. Equipment expense increased $50,000 to $296,000 for the six months ended June 30, 2011, from $246,000 for the six months ended June 30, 2010 primarily due to data center deconversion costs.

Income Tax Expense.  The provision for income taxes decreased $712,000, to a benefit of $560,000 for the six months ended June 30, 2011 compared to an expense of $152,000 for the same period in 2010.  The decrease was attributable to decreased pre-tax income.

Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Office of Thrift Supervision (the “OTS”) regulations sufficient to ensure the Association’s safe and sound operation.  The Association’s liquidity, calculated by a ratio of short-term assets to short-term liabilities, averaged 6.50% during the month of June 2011.  The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities.  Net loans totaled $100.3 million and $110.8 million at June 30, 2011 and June 30, 2010, respectively.  Mortgage-backed securities held to maturity totaled $19.9 million and $23.8 million at June 30 2011 and June 30, 2010, respectively.  In addition to funding new loans and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities and maturities of investment securities.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits.  If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds.  At June 30, 2011, the Company had a borrowing limit of $47.0 million from the FHLB, of which $9.8 million was advanced. At June 30, 2010 advances from the FHLB totaled $14.9 million.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations.  At June 30, 2011, the Association had outstanding commitments to originate or purchase loans of $1.5 million and outstanding loans in process of $659,000. Certificates of deposit scheduled to mature in one year or less at June 30, 2011, totaled $55.9 million.  Management believes that, based upon its experience and the Association’s deposit flow history, a significant portion of such deposits will remain with the Association.

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

Index

The following tables set forth the Association’s capital position at June 30, 2011 and December 31, 2010, as compared to the minimum regulatory capital requirements:

	Actual		Minimal Capital Requirements		Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011:			(Dollars in Thousands)
Total Capital	$17,033	19.91%	>$6,842	>8.00%	>$8,553	>10.00%
(to risk-weighted assets)

Tier 1 Capital	15,963	18.66%	> -	> -	>5,132	> 6.00%
(to risk-weighted assets)

Core (Tier 1) Capital	16,047	11.55%	> 5,556	>4.00%	>6,946	> 5.00%
(to adjusted total assets)

Tangible Capital	16,047	11.55%	> 2,084	>1.50%	>-	>-
(to adjusted total assets)

	Actual		Minimal Capital Requirements		Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010:			(Dollars in Thousands)
Total Capital	$17,377	20.30%	>$6,847	>8.00%	>$8,558	>10.00%
(to risk-weighted assets)

Tier 1 Capital	16,626	19.43%	> -	> -	>5,135	> 6.00%
(to risk-weighted assets)

Core (Tier 1) Capital	16,710	11.45%	> 5,836	>4.00%	>7,295	> 5.00%
(to adjusted total assets)

Tangible Capital	16,710	11.45%	> 2,188	>1.50%	>-	>-
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

Net Portfolio Value

The Association’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Association’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Association’s quarterly Thrift Financial Reports. The following table sets forth the Association’s NPV as of June 30, 2011, the most recent date the Association’s NPV was calculated by the OTS.

Change in	Net Portfolio Value			Net Portfolio Value as a Percentage of Present Value of Assets
Interest Rates (basis points)	Estimated NPV	Amount of Change	Percent of Change	NPV Ratio	Change in Basis Points
	(Dollars in Thousands)

+300	$13,662	$(8,887)	(39%)	9.80%	(523)
+200	17,214	(5,336)	(24%)	11.99%	(304)
+100	20,336	(2,214)	( 10%)	13.81%	(122)
+ 50	21,570	(980)	( 4%)	14.50%	(53)
0	22,549	—	—	15.03%	—
- 50	23,217	667	3%	15.38%	35
-100	23,753	1,203	5%	15.67%	64

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them in a timely manner to material information relating to us (or our consolidated subsidiary) required to be included in our periodic SEC filings.

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

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Index

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

As of June 30, 2011, the Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that  management believes are immaterial to the Company’s consolidated financial condition, results of operations and cash flows.

ITEM 1A.Risk Factors

A smaller reporting company is not required to provide the information required of this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 30, 2007, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of June 30, 2011, 12,750 total shares have been repurchased by the Company under this repurchase program. During the quarter ended June 30, 2011, no shares were repurchased. These total repurchased shares do not include the stock dividend shares of 1,340 which, along with the repurchased shares, are held as treasury stock.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2011 through April 30, 2011	-	$-	-	37,250
May 1, 2011 through May 31, 2011	-	-	-	37,250
June 1, 2011 through June 30, 2011	-	-	-	37,250

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. (Removed and Reserved)

Index

ITEM 5. Other Information

None

ITEM 6. Exhibits

The following Exhibits are filed as part of this report.

3.1	Federal Stock Charter of Flatbush Federal Bancorp, Inc.*
3.2	Bylaws of Flatbush Federal Bancorp, Inc.*
4.0	Form of common stock certificate of Flatbush Federal Bancorp, Inc. *
11.0	Computation of earnings per share.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

The following Exhibits are being furnished ** as part of this report:

101. INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**

*Incorporated by reference to the Registration Statement on Form SB-2 of Flatbush Federal Bancorp, Inc. (file no. 333-106557), originally filed with the Securities and Exchange Commission on June 27, 2003.

**These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLATBUSH FEDERAL BANCORP, INC.

Date:	August 15, 2011	By:	/s/ Jesus R. Adia
Jesus R. Adia
President and
Chief Executive Officer

Date:	August 15, 2011	By:	/s/ John S. Lotardo
John S. Lotardo
Executive Vice President and Chief
Financial Officer