Form 10-Q
period 2011-09-30
FLATBUSH FEDERAL BANCORP INC
filed 2011-11-14
CIK 1243496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of November 11, 2011 the Registrant had outstanding 2,736,907 shares of common stock.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

INDEX
                                                    Page
                                                        Number
PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
ASSETS	2011	2010

Cash and amounts due from depository institutions	$1,781,068	$1,568,478
Interest earning deposits in other banks	1,597,749	1,065,862
Federal funds sold	2,200,000	5,550,000
Cash and cash equivalents	5,578,817	8,184,340

Investment securities held to maturity, fair value of $4,422,748 (2011)	4,351,459	-
Mortgage-backed securities held to maturity; fair value of $24,736,414 (2011) and $23,084,343 (2010)	23,077,826	21,779,811
Loans receivable, net of allowance for loan losses of $3,091,966 (2011) and $1,649,319 (2010)	98,713,695	106,477,978
Real estate owned	608,000	-
Premises and equipment	2,316,071	2,287,820
Federal Home Loan Bank of New York stock	826,600	807,900
Accrued interest receivable	595,001	607,089
Bank owned life insurance	4,484,706	4,371,605
Other assets	3,549,714	2,502,199
Total assets	$144,101,889	$147,018,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$5,054,064	$5,319,364
Interest bearing	108,955,257	111,754,193
Total deposits	114,009,321	117,073,557
Federal Home Loan Bank of New York advances	12,934,725	12,042,583
Advance payments by borrowers for taxes and insurance	317,725	333,023
Other liabilities	1,669,223	1,816,062
Total liabilities	128,930,994	131,265,225
Stockholders’ equity:
Preferred stock $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	---	---
Common stock $0.01 par value; authorized 9,000,000 shares; issued 2,799,657 shares; outstanding 2,736,907 shares	27,998	27,998
Paid-in capital	12,708,742	12,653,326
Retained earnings	5,010,684	5,791,170
Unearned employees’ stock ownership plan (ESOP) shares	(417,827)	(443,983)
Treasury stock, 62,750 shares	(446,534)	(446,534)
Accumulated other comprehensive loss	(1,712,168)	(1,828,460)
Total stockholders’ equity	15,170,895	15,753,517

Total liabilities and stockholders’ equity	$144,101,889	$147,018,742
See notes to consolidated financial statements.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest Income
Loans, including fees	$1,351,169	$1,650,044	$4,256,060	$4,946,815
Mortgage-backed securities	276,247	324,023	813,876	1,084,572
Federal Home Loan Bank of New York stock	34,554	12,362	63,479	43,745
Other interest earning assets	197	1,627	3,312	4,031
Total interest income	1,662,167	1,988,056	5,136,727	6,079,163

Interest Expense
Deposits	351,860	423,167	1,082,415	1,326,601
Borrowings	26,794	75,841	94,699	260,135
Total interest expense	378,654	499,008	1,177,114	1,586,736

Net Interest Income	1,283,513	1,489,048	3,959,613	4,492,427
Provision for loan losses	-	100,000	1,703,410	388,578
Net interest income after provision for loan losses	1,283,513	1,389,048	2,256,203	4,103,849

Non-interest income
Fees and service charges	23,461	25,105	86,723	77,397
BOLI income	38,275	38,240	113,101	113,414
Other	667	763	21,600	2,020
Total non-interest income	62,403	64,108	221,424	192,831

Non-interest expenses
Salaries and employee benefits	617,245	606,816	1,843,564	1,810,339
Net occupancy expense of premises	183,910	132,664	441,488	369,398
Equipment	215,643	113,470	511,598	359,329
Directors’ compensation	44,377	41,991	137,913	139,974
Professional fees	108,400	75,000	288,195	269,150
Other insurance premiums	53,364	32,912	125,957	103,798
Federal deposit insurance premiums	33,000	48,681	128,894	164,170
Other	129,012	120,130	360,209	361,295
Total non-interest expenses	1,384,951	1,171,664	3,837,818	3,577,453

(Loss) income before income tax (benefit) expense	(39,035)	281,492	(1,360,191)	719,227
Income tax (benefit) expense	(19,344)	31,732	(579,706)	183,589
Net (loss) income	$(19,691)	$249,760	$(780,485)	$535,638

Net (loss) income per common share – Basic and diluted	$(0.01)	$0.09	$(0.29)	$0.20
Weighted average number of shares outstanding – Basic and diluted	2,672,772	2,667,504	2,671,459	2,666,200

See notes to consolidated financial statements.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net (loss) income	$(19,691)	$249,760	$(780,485)	$535,638

Other comprehensive (loss) income,
net of income taxes:
Benefit plans	66,661	63,112	199,983	189,336
Deferred income taxes	(27,897)	(26,412)	(83,691)	(79,236)
	38,764	36,700	116,292	110,100
Comprehensive (loss) income	$19,073	$286,460	$(664,193)	$645,738

 FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flow from operating activities:
Net (loss) income	$(780,485)	$535,638
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization of premises and equipment	91,795	131,803
Net accretion of discounts, premiums and deferred loan fees and costs	(17,207)	(125,428)
Provision for loan losses	1,703,410	388,578
ESOP shares committed to be released	20,077	17,608
MRP expense	30,436	30,438
Stock option expense	31,059	31,059
Decrease in accrued interest receivable	12,088	54,279
Increase in cash surrender value of BOLI	(113,101)	(113,414)
(Increase) decrease in other assets	(1,131,207)	168,445
Increase (decrease) in other liabilities	53,144	(539,018)
Net cash (used) provided by operating activities	(99,991)	579,988

Cash flow from investing activities:
Purchases of investment securities held to maturity	(4,357,242)	-
Principal repayments on mortgage-backed securities held to maturity	3,853,615	6,663,434
Purchases of mortgage-backed securities held to maturity	(5,150,439)	-
Purchases of loan participation interests	(150,403)	(1,589,496)
Net change in loans receivable	5,625,075	2,341,947
Additions to premises and equipment	(120,046)	(9,882)
(Purchase) redemption of Federal Home Loan Bank of New York stock, net	(18,700)	424,400
Net cash (used) provided by investing activities	(318,140)	7,830,403

Cash flow from financing activities:
Net (decrease) increase in deposits	(3,064,236)	3,450,050
Repayment of advances from Federal Home Loan Bank of New York	(3,107,858)	(9,362,451)
Net change in short-term borrowings from Federal Home Loan Bank of New York	4.000,000	(500,000)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(15,298)	232,596
Net cash (used) by financing activities	(2,187,392)	(6,179,805)
Net (decrease) increase in cash and cash equivalents	(2,605,523)	2,230,586
Cash and cash equivalents – beginning	8,184,340	5,458,027

Cash and cash equivalents – ending	$5,578,817	$7,688,613
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,198,477	$1,523,997
Income taxes	$412,340	$61,000
Acquisition of real estate owned in settlement of loans receivable	$608,000	$-

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events”, the Company has evaluated events and transactions occurring subsequent to the Statement of Financial Condition date of September 30, 2011 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 3.  NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share was computed by dividing net (loss) income for the three and nine months ended September 30, 2011 and 2010 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP.  Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. At and for the three months and nine months ended September 30, 2011 and 2010, there was no dilutive effect for the 82,378 and 82,378, respectively, of stock options outstanding. At and for the three months and nine months ended September 30, 2011 and 2010, there was no dilutive effect for the 7,598 and 11,398, respectively, of non-vested restricted stock awards.

NOTE 4.  CRITICAL ACCOUNTING POLICIES

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectability of the loan portfolio. Management has allocated the allowance among categories of loan types as well as classification status at each period-end date.  Assumptions and allocation percentages based on loan types and classification status have been consistently applied.  Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages.

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

NOTE 5.  INVESTMENT SECURITIES HELD TO MATURITY

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate Debt	$4,351,459	$98,315	$27,026	$4,422,748

Total	$4,351,459	$98,315	$27,026	$4,422,748

NOTE 5.  INVESTMENT SECURITIES HELD TO MATURITY (CONTINUED)

The age of unrealized losses and fair value of related corporate debt securities held to maturity are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011:
Corporate Debt	$1,409,231	$27,026	$-	$-	$1,409,231	$27,026
Total	$1,409,231	$27,026	$-	$-	$1,409,231	$27,026

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

At September 30, 2011, management concluded that the unrealized losses above (which, at September 30, 2011, related to seven corporate debt securities) are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuer of the securities.

The amortized cost and estimated fair value of investment securities at September 30, 2011 by contractual maturity, are shown below.  Actual maturities will differ from contractual maturities because borrowers generally have the right to prepay obligations.

	September 30, 2011
	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-
Due after one year through five years	2,599,649	2,593,026
Due after five years through ten years	1,751,810	1,829,722
Due after ten years	-	-
Total	$4,351,459	$4,422,748

NOTE 6.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government National Mortgage Association	$5,636,012	$335,298	$-	$5,971,310
Federal National Mortgage Association	13,821,209	1,173,695	-	14,994,904
Federal Home Loan Mortgage Corporation	3,620,605	173,682	24,087	3,770,200

Total	$23,077,826	$1,682,675	$24,087	$24,736,414

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government National Mortgage Association	$1,941,011	$130,052	$-	$2,071,063
Federal National Mortgage Association	15,301,382	1,043,256	10,719	16,333,919
Federal Home Loan Mortgage Corporation	4,537,418	152,331	10,388	4,679,361

Total	$21,779,811	$1,325,639	$21,107	$23,084,343

All mortgage-backed securities held at September 30, 2011, and December 31, 2010, were secured by residential real estate.

The age of unrealized losses and fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011:
Federal Home Loan Mortgage Corporation	$535,810	$17,554	$377,713	$6,533	$913,523	$24,087

Total	$535,810	$17,554	$377,713	$6,533	$913,523	$24,087

NOTE 6.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY (CONTINUED)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010:
Federal National Mortgage Association	$487,785	$10,719	$-	$-	$487,785	$10,719
Federal Home Loan Mortgage Corporation	53,835	418	553,080	9,970	606,915	10,388

Total	$541,620	$11,137	$553,080	$9,970	$1,094,700	$21,107

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. Securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) whether the Association has the intent to sell its securities prior to recovery and/or maturity and (ii) whether it is more likely than not that the Association will have to sell its securities prior to recovery and/or maturity.  Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment.  If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Association’s consolidated financial statements.

At September 30, 2011, and December 31, 2010, management concluded that the unrealized losses above (which, at September 30, 2011, related to four Federal Home Loan Mortgage Corporation securities) are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuer of the securities.

The amortized cost and estimated fair value of mortgage-backed securities at September 30, 2011 by contractual maturity, are shown below.  Actual maturities will differ from contractual maturities because borrowers generally have the right to prepay obligations.

	September 30, 2011
	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-
Due after one year through five years	29,177	29,466
Due after five years through ten years	160,650	166,649
Due after ten years	22,887,999	24,540,299
Total	$23,077,826	$24,736,414

NOTE 7. LOANS RECEIVABLE

Loans receivable, net, consists of the following:

	September 30, 2011	December 31, 2010
	(Dollar in thousands)

Gross loans	$102,538	$109,099
Loans in process	(645)	(895)
Deferred loan fees, net	(87)	(77)
Allowance for loan loss	(3,092)	(1,649)
	$98,714	$106,478

NOTE 7. LOANS RECEIVABLE (CONTINUED)

The following table summarizes the primary segments of the allowance for loan losses (“ALLL”) and activity therein, segregated into the amounts required for loans individually evaluated for impairment and the amounts required for loans collectively evaluated for impairment as of and for the three and nine months ended September 30, 2011.

	Construction, Land and Unsecured Business Loan	Commercial Real Estate	Residential Multifamily Real Estate	Residential One-to four- Family Real Estate	Credit Card	Home Equity	Passbook Loans	Total
	(Dollars in thousands)
Allowance for loan losses:
Three months ended September 30, 2011:
Beginning Balances	$1,496	$1,214	$36	$343	$3	$-	$-	$3,092
Charge-offs	-	-	-	-	-	-	-	-
Provision	(119)	(2)	-	122	(1)	-	-	-
Ending Balance	$1,377	$1,212	$36	$465	$2	$-	$-	$3,092
Nine months ended September 30, 2011
Beginning Balances	$810	$583	$36	$214	$6	$-	$-	$1,649
Charge-offs	-	(247)	-	(5)	(8)	-	-	(260)
Provision	567	876	-	256	4	-	-	1,703
Ending Balance	$1,377	$1,212	$36	$465	$2	$-	$-	$3,092

NOTE 7. LOANS RECEIVABLE (CONTINUED)

	Construction, Land and Unsecured Business Loan	Commercial Real Estate	Residential Multifamily Real Estate	Residential One-to four-family Real Estate	Credit Card	Home Equity	Passbook Loan	Total
	(Dollars in thousands)
Ending balance: individually evaluated for impairment	$1,255	$549	$-	$178	$-	$-	$-	$1,982
Ending balance: collectively evaluated for impairment	$122	$663	$36	$287	$2	$-	$-	$1,110

Loan receivables:
Ending balance	$6,344	$21,886	$5,785	$67,706	$40	$95	$37	$101,893
Ending balance: individually evaluated for impairment	$4,986	$2,331	$-	$4,733	$-	$-	$-	$12,050
Ending balance: collectively evaluated for impairment	$1,358	$19,555	$5,785	$62,973	$40	$95	$37	$89,843

NOTE 7. LOANS RECEIVABLE (CONTINUED)

The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2010.

	Construction, Land and Unsecured Business Loan	Commercial Real Estate	Residential Multifamily Real Estate	Residential One-to four-family Real Estate	Credit Card	Home Equity	Passbook Loan	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending Balance	$810	$583	$36	$214	$6	$-	$-	$1,649
Ending balance: individually evaluated for impairment	$627	$207	$-	$60	$4	$-	$-	$898
Ending balance: collectively evaluated for impairment	$183	$376	$36	$154	$2	$-	$-	$751

Loan receivables:
Ending balance	$7,310	$22,975	$5,890	$71,830	$47	$113	$39	$108,204
Ending balance: individually evaluated for impairment	$2,040	$3,156	$-	$3,801	$4	$-	$-	$9,001
Ending balance: collectively evaluated for impairment	$5,270	$19,819	$5,890	$68,029	$43	$113	$39	$99,203

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

The Company adopted Accounting Standards Update (“ASU”) No. 2011-02 on July 1, 2011. ASU No. 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. As a result of our adoption of ASU No. 2011-02, we reassessed the terms and conditions to customers on all modifications granted from January 1, 2011 through June 30, 2011, and determined that no such loans were troubled debt restructurings. In addition, we did not have any troubled debt restructurings during the quarter ended September 30, 2011.

NOTE 7. LOANS RECEIVABLE (CONTINUED)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2011 and December 31, 2010.

	Impaired Loans With Specific Allowances		Impaired Loans With No Specific Allowances	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
September 30, 2011:
Construction and land	$3,958	$1,255	$1,028	$4, 986	$4,986
Commercial Real Estate	2,303	549	28	2,331	2,331
Residential one-to four-family Real Estate	1,811	178	2,922	4,733	4,733
Total impaired loans	$8,072	$1,982	$3,978	$12,050	$12,050

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

NOTE 7. LOANS RECEIVABLE (CONTINUED)

The following table presents the average recorded investment and interest income recognized on impaired loans during the three and nine months ended September 30, 2011.

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Average Recorded Investment	Interest Income Recorded	Average Recorded Investment	Interest Income Recorded
	(Dollars in thousands)

Construction and land	$3,969	$-	$3,281	$-
Commercial Real Estate	2,329	6	2,689	24
Residential one-to four-family Real Estate	4,030	-	4,046	8
Credit Card	-	-	2	-
Total	$10,329	$6	$10,018	$24

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

NOTE 7. LOANS RECEIVABLE (CONTINUED)

The following table presents the classes of the loan portfolio summarized by the pass category and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of September 30, 2011 and December 31, 2010.

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
September 30, 2011:
Construction and land	$-	$1,318	$4,986	$-	$6,304
Commercial real estate	19,554	-	2,331	-	21,886
Residential mortgage multifamily real estate	5,785	-	-	-	5,785
Residential mortgage one-to four-family real estate	62,110	863	4,733	-	67,706
Unsecured business loan	40	-	-	-	40
Credit card	40	-	-	-	40
Home equity	95	-	-	-	95
Passbook loan	37	-	-	-	37
Total	$87,662	$2,182	$12,050	$-	$101,893

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
December 31, 2010:
Construction and land	$2,895	$2,355	$2,040	$-	$7,290
Commercial real estate	19,819	-	3,156	-	22,975
Residential mortgage multifamily real estate	5,890	-	-	-	5,890
Residential mortgage one-to four-family real estate	66,963	1,066	3,801	-	71,830
Unsecured business loan	20	-	-	-	20
Credit card	43	-	4	-	47
Home equity	113	-	-	-	113
Passbook loan	39	-	-	-	39
Total	$95,782	$3,421	$9,001	$-	$108,204

NOTE 7. LOANS RECEIVABLE (CONTINUED)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2011 and December 31, 2010:
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-Accrual	Total Loans Receivable
	(Dollars in thousands)
September 30, 2011: Construction and land	$389	$929	$-	$4,986	$5,915	$4,986	$6,304
Commercial real estate	19,555	551	-	1,780	2,331	1,780	21,886
Unsecured Business Loan	40	-	-	-	-	-	40
Residential Multi family Real Estate	5,785	-	-	-	-	-	5,785
Residential One-to four-family Real Estate	61,464	1,211	298	4,733	6,242	4,733	67,706
Credit Card	37	3	-	-	3	-	40
Home Equity	95	-	-	-	-	-	95
Passbook Loan	37	-	-	-	-	-	37
Total	$87,402	$2,694	$298	$11,499	$14,491	$11,499	$101,893

NOTE 7. LOANS RECEIVABLE (CONTINUED)

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-Accrual	Total Loans Receivable
	(Dollars in thousands)
December 31, 2010:
Construction and land	$5,249	$-	$-	$2,041	$2,041	$2,041	$7,290
Commercial real estate	20,378	-	-	2,597	2,597	2,597	22,975
Unsecured Business Loan	20	-	-	-	-	-	20
Residential Multi family Real Estate	5,890	-	-	-	-	-	5,890
Residential One-to four-family Real Estate	65,985	1,912	132	3,801	5,845	3,801	71,830
Credit Card	40	-	3	4	7	4	47
Home Equity	99	-	14	-	14	-	113
Passbook Loan	39	-	-	-	-	-	39
Total	$97,700	$1,912	$149	$8,443	$10,504	$8,443	$108,204

NOTE 8.  RETIREMENT PLANS – COMPONENTS OF  NET PERIODIC PENSION COST

Periodic pension expense for the funded employee pension plan was as follows:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Service cost	$-	$-	$-	$-
Interest cost	76,216	76,343	228,648	229,029
Expected return on assets	(123,220)	(106,170)	(369,660)	(318,510)
Amortization of unrecognized net loss	60,678	57,401	182,034	172,203
Net periodic benefit cost	$13,674	$27,574	$41,022	$82,722

NOTE 8.  RETIREMENT PLANS – COMPONENTS OF  NET PERIODIC PENSION COST (CONTINUED)

Periodic pension expense for other unfunded plans was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Service cost	$5,499	$4,674	$16,497	$14,022
Interest cost	15,525	16,782	46,575	50,346
Amortization of past service cost	5,278	5,278	15,834	15,834
Amortization of unrecognized net loss	705	433	2,115	1,299
Net periodic benefit cost	$27,007	$27,167	$81,021	$81,501

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

The Company had no financial assets which are required to be measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010.

NOTE 9. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Impaired Loans:
September 30, 2011	$6,090	$-	$-	$6,090
December 31, 2010	$4,769	$-	$-	$4,769

The Company had no liabilities which are required to be measured at fair value on a recurring or non-recurring basis at September 30, 2011 and December 31, 2010.

The following information should not be interpreted as an estimate of the fair value of the entire Association since a fair value calculation is only provided for a limited portion of the Association’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Association’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of  financial instruments at September 30, 2011 and December 31, 2010:

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

As of September 30, 2011 and December 31, 2010, the fair value of commitments to extend credit were not considered to be material.

NOTE 9. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

The estimated fair values of financial instruments were as follows at September 30, 2011 and December 31, 2010.

	September 30,		December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$5,579	$5,579	$8,184	$8,184
Investment securities held to maturity	4,351	4,423	-	-
Mortgage-backed securities held to maturity	23,078	24,736	21,780	23,084
FHLB stock	827	827	808	808
Loans receivable	98,714	104,727	106,478	112,166
Accrued interest receivable	595	595	607	607

Financial liabilities:
Deposits	114,009	115,556	117,074	118,460
Advances from FHLB	12,935	12,991	12,043	12,209
Accrued interest payable	7	7	28	28

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2011-02 (A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring)

The FASB has issued this ASU to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. The ASU clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The ASU goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public entities, the amendments in the ASU are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. Nonpublic entities are required to adopt the amendments in this ASU for annual periods ending on or after December 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a significant impact on the financial position or results of operations.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

ASU 2011-05 (Presentation of Comprehensive Income)

The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE 11. FEDERAL HOME LOAN BANK OF NEW YORK STOCK

Federal Home Loan Bank of New York (“FHLB”) stock, which represents required investment in the common stock of a correspondent bank, is carried at cost and as of September 30, 2011 and December 31, 2010, consists of the common stock of FHLB.

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

Management believes no impairment charge is necessary related to the FHLB stock as of September 30, 2011.

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

NOTE 12. PROPERTY SALE (CONTINUED)

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

The Company anticipates that the Transfer will occur during the fourth quarter of 2011, although there can be no assurance that the Transfer will not be extended beyond that date, as a result of unexpected delays in obtaining Municipal Approvals. The Company estimates a pre-tax gain in the range of $8.8 million to $9.0 million will be recorded during the quarter in which the Transfer occurs.

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

The Company’s total assets as of September 30, 2011 were $144.1 million compared to $147.0 million at December 31, 2010, a decrease of $2.9 million or 2.0%. Loans receivable decreased $7.8 million, or 7.3%, to $98.7 million at  September 30, 2011 from $106.5 million at December 31, 2010.  Mortgage-backed securities increased $1.3 million, or 6.0%, to $23.1 million at  September 30, 2011 from $21.8 million as of December 31, 2010.  Investment securities increased and totaled $4.4 million due to purchases during the quarters ended June 30 and September 30, 2011. Cash and cash equivalents decreased $2.6 million or 31.8%, to $5.6 million at  September 30, 2011 from $8.2 million at December 31, 2010.

           Total deposits decreased $3.2 million, or 2.7%, to $114.0 million at September 30, 2011 from $117.2 million at December 31, 2010.  As of September 30, 2011, advances from the Federal Home Loan Bank of New York (“FHLB”) were $12.9 million compared to $12.0 million as of December 31, 2010, an increase of $892,000, or 7.4%.

               Total stockholders’ equity decreased $583,000, or 3.7%, to $15.2 million at September 30, 2011 from $15.8 million at December 31, 2010.  The decrease to stockholders’ equity reflects a net loss of $780,000, during the nine-month period ended September 30, 2011, offset in part by the amortization of $20,000 of unearned ESOP shares, amortization of $30,000 of restricted stock awards for the Company’s Stock-Based Incentive Program, amortization of $31,000 of stock option awards and a decrease of $116,000 of accumulated other comprehensive loss.

On August 30, 2007, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock. Stock repurchases are made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions.  Repurchased stock will be held as treasury stock and will be available for general corporate purposes.  During the three and nine months ended September 30, 2011, the Company did not repurchase any shares. As of September 30, 2011, under the current program, a total of 12,750 shares had been repurchased at a weighted average price of $4.44 per share.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and September 30, 2010

General.   Net income decreased by $270,000, to a net loss of $20,000 for the quarter ended  September 30, 2011 from net income of $250,000 for the same quarter in 2010.  The decrease for the current quarter was primarily due to a decrease of $326,000 in interest income and an increase of  $214,000 in non-interest expense, partially offset by decreases of $71,000 in interest expense on deposits, $49,000 in interest expense on borrowings from FHLB, $100,000 in the provision for loan loss and $51,000 in income tax expense.

Interest Income.  Total interest income decreased $326,000, or 16.4%, to $1.7 million for the quarter ended September 30, 2011 from $2.0 million for the quarter ended  September 30, 2010. The decrease in interest income can be primarily attributed to lower average balances and yields for these assets.  For the three months ended September 30, 2011, the average balance of $129.4 million in interest-earning assets earned an average yield of 5.14% compared to an average yield of 5.69% on an average balance of $139.8 million for the three months ended  September 30, 2010.  The decline in the average balance was primarily due to slowing loan demand and loan concentration limits. Concentration limits on loan types totals for construction, multi-family and non-residential loans are maintained to limit concentration risk.

Interest income on loans decreased $299,000, or 18.1%, to $1.35 million for the quarter ended September 30, 2011, from $1.65 million for the same quarter in 2010.  The average balance of loans decreased $11.1 million to $99.4 million for the quarter ended  September  30, 2011 from $110.5 million for the quarter ended  September 30, 2010.  The average yield on loans decreased by 53 basis points to 5.44% for the quarter ended September 30, 2011 from 5.97% for the quarter ended  September 30, 2010.

Interest income on mortgage-backed securities decreased $48,000, or 14.8%, to $276,000 for the quarter ended  September 30, 2011 from $324,000 for the quarter ended  September 30, 2010.  The average balance of mortgage-backed securities decreased $190,000, or 0.8%, to $22.4 million for the quarter ended  September 30, 2011 from $22.5 million for the quarter ended  September 30, 2010.  The average yield decreased by 81 basis points to 4.94% for the quarter ended  September 30, 2011 from 5.75% for the same period in 2010.

Interest income on investment securities increased $22,000, or 191.7%, to $35,000 for the quarter ended September  30, 2011 from $12,000 for the quarter ended  September 30, 2010.   The average yield on investment securities decreased 288 basis points to 2.69%, for the quarter ended  September 30, 2011 from an average yield of 5.57% for the quarter ended  September 30, 2010.

Interest Expense.   Total interest expense, comprised of interest expense on deposits and FHLB borrowings, decreased $120,000, or 24.0%, to $379,000 for the quarter ended  September 30, 2011 from $499,000 for the quarter ended  September 30, 2010. The average cost of interest-bearing liabilities decreased by 30 basis points to 1.26% for the quarter ended  September 30, 2011 from 1.56% for the quarter ended  September 30, 2010.  The average balance of interest-bearing liabilities decreased $7.1 million, or 5.6% to $120.6 million for the quarter ended  September 30, 2011 from $127.7 million for the quarter ended  September 30, 2010.

Interest expense on deposits decreased $71,000, or 16.8%, to $352,000 for the quarter ended September 30, 2011, from $423,000 for the quarter ended  September 30, 2010.  The average cost of interest-bearing deposits decreased by 19 basis points to 1.30% for the quarter ended  September 30, 2011 from 1.49% for the quarter ended September  30, 2010, reflecting the trend of declining interest rates on deposits.  The average balance of interest-bearing deposits decreased $5.4 million, or 4.7%, to $108.5 million for the quarter ended  September 30, 2011 from $113.9 million for the quarter ended  September 30, 2010.

Interest expense on FHLB borrowings decreased $49,000, or 64.5%, to $27,000 for the quarter ended  September 30, 2011, from $76,000 for the quarter ended  September 30, 2010.  The average balance of FHLB borrowings decreased $1.7 million or 12.3%, to $12.1 million for the quarter ended  September 30, 2011, from $13.8 million for the quarter ended  September 30, 2010. The average cost of FHLB borrowings decreased by 131 basis points to 0.89% for the quarter ended  September 30, 2011, from 2.20% for the quarter ended  September 30, 2010.

Net Interest Income.  Net interest income decreased $205,000, or 13.8%, to $1.28 million for the quarter ended  September 30, 2011 from $1.49 million for the same quarter in 2010.  The interest rate spread was 3.88% for the quarter ended  September 30, 2011 compared to 4.13% for the quarter ended  September 30, 2010, a decrease of 25 basis points.  Interest margin for the quarter ended  September 30, 2011 was 3.97% compared to 4.26% for the quarter ended  September 30, 2010, a decrease of 29 basis points.  The decrease in interest rate spread and interest margin can be attributed primarily to the decrease in the yield of interest-earning assets.

Provision for Loan Losses.  The Company establishes the provision for loan loss, which is charged to operations, at a level deemed appropriate to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on the evaluation of these factors, no provision  was recorded for the three months ended  September 30, 2011. A provision of $100,000 was recorded for the three months ended September 30, 2010.   The level of the allowance at  September 30, 2011 is based on estimates, and the ultimate losses may vary from the estimates.  Non-performing loans increased to $11.5 million, or 8.0% of total assets as of September 30, 2011 from $8.4 million or 5.7% of total assets as of  December 31, 2010 and $6.4 million or 4.3% of total assets as of  September 30, 2010. As of  September 30, 2011 the non-performing loans included thirteen 1-4 family residential mortgage loans totaling $4.7 million, three non-residential mortgage loans of $1.8 million and five construction loans of $5.0 million which, at quarter-end, maintained aggregate specific allowances for loan loss of $2.0 million. The allowance for loan losses totaled $3.1 million at September 30, 2011, and was comprised of $2.0 million of specific allowance and $1.1 million of general allowance. The allowance for loan losses totaled $1.6 million at December 31, 2010, and was comprised of $898,000 of specific allowance and $751,000 of general allowance. The continued decline in real estate values as well as the increase in non-performing loans contributed to the increased allowance.

Non-Interest Income.  Non-interest income decreased $2,000, or 3.1%, to $62,000 for the quarter ended  September 30, 2011 from $64,000 for the quarter ended  September 30, 2010.

             Non-Interest Expenses.  Non-interest expenses increased $213,000, or 18.2%, to $1.38 million for the quarter ended  September 30, 2011 from $1.17 million for the quarter ended  September 30, 2010.  The net increase of $213,000 in non-interest expenses is primarily attributable to increases to  net occupancy expense of premises,  equipment expense and professional fees. Equipment expense increased $103,000 to $216,000 for the quarter ended  September 30, 2011, from $113,000 for the quarter ended September 30, 2010 primarily due to data center deconversion costs. Net occupancy expense of premises increased $51,000 to $184,000 for the quarter ended September 30, 2011, from $133,000 for the quarter ended September 30, 2010 primarily due to the loss of rental income from an expired property lease that was not renewed due to the pending sale of the property, along with new leasing terms for an existing branch location.  Professional fees increased $33,000 to $108,000 for the quarter ended September 30, 2011, from $75,000 for the quarter ended September 30, 2010 primarily due to increased legal and accounting expenses.

             Income Tax Expense.  The provision for income taxes decreased $51,000, to a benefit of $19,000 for the quarter ended September 30, 2011 compared to an expense of $32,000 for the same quarter in 2010.  The decrease was attributable to decreased pre-tax income.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and September 30, 2010

General.   Net income decreased by $1.3 million, to a net loss of $780,000 for the nine months ended  September 30, 2011 from net income of $536,000 for the same period in 2010.  The decrease for the period was primarily due to a decrease of $942,000 in interest income and increases of $1.3 million in provision for loan loss and $260,000 in non-interest expense, partially offset by decreases of $244,000 in interest expense on deposits, $165,000 in interest expense on borrowings from FHLB and $763,000 in income tax expense and an increase of $29,000 in non-interest income.

Interest Income.  Total interest income decreased $942,000, or 15.5%, to $5.1 million for the nine months ended September 30, 2011 from $6.1 million for the nine months ended September  30, 2010. The decrease in interest income can be primarily attributed to lower average balances and yields for interest earning assets.  For the nine months ended September 30, 2011, the average balance of $131.0 million in interest-earning assets earned an average yield of 5.23% compared to an average yield of 5.67% on an average balance of $143.0 million for the nine months ended September 30, 2010.  The decline in the average balance was primarily due to slowing loan demand and loan concentration limits.

Interest income on loans decreased $691,000, or 14.0%, to $4.3 million for the nine months ended September 30, 2011, from $4.9 million for the same period in 2010.  The average balance of loans decreased $9.5 million to $102.2 million for the nine months ended September 30, 2011 from $111.7 million for the nine months ended September  30, 2010.  The average yield on loans decreased by 36 basis points to 5.55% for the nine months ended September 30, 2011 from 5.91% for the nine months ended September 30, 2010.

Interest income on mortgage-backed securities decreased $271,000, or 25.0%, to $814,000 for the nine months ended September 30, 2011 from $1.1 million for the nine months ended September 30, 2010.  The average balance of mortgage-backed securities decreased $3.3 million, or 13.3%, to $21.5 million for the nine months ended September 30, 2011 from $24.8 million for the nine months ended September 30, 2010.  The average yield decreased by 78 basis points to 5.06% for the nine months ended September 30, 2011 from 5.84% for the same period in 2010.

Interest income on investment securities increased $19,000, or 45.3%, to $63,000 for the nine months ended September 30, 2011 from $44,000 for the nine months ended September 30, 2010.   The average yield on investment securities decreased 249 basis points to 2.94%, for the nine months ended September 30, 2011 from an average yield of 5.43% for the nine months ended September 30, 2010.

Interest Expense.   Total interest expense, comprised of interest expense on deposits and FHLB borrowings, decreased $410,000, or 25.8%, to $1.2 million for the nine months ended September 30, 2011 from $1.6 million for the nine  months ended September 30, 2010. The average cost of interest-bearing liabilities decreased by 32 basis points to 1.30% for the nine  months ended September  30, 2011 from 1.62% for the nine months ended September 30, 2010.  The average balance of interest-bearing liabilities decreased $10.1 million, or 7.7% to $120.6 million for the nine months ended September 30, 2011 from $130.7 million for the nine months ended September 30, 2010.

Interest expense on deposits decreased $244,000, or 18.4%, to $1.1 million for the nine months ended September 30, 2011, from $1.3 million for the nine  months ended September 30, 2010.  The average cost of interest-bearing deposits decreased by 25 basis points to 1.32% for the nine months ended September 30, 2011 from 1.57% for the nine months ended September 30, 2010, reflecting the trend of declining interest rates on deposits.  The average balance of interest-bearing deposits decreased $2.9 million, or 2.6%, to $109.7 million for the nine months ended September 30, 2011 from $112.6 million for the nine months ended September 30, 2010.

Interest expense on FHLB borrowings decreased $165,000, or 63.6%, to $95,000 for the nine months ended  September 30, 2011, from $260,000 for the nine  months ended September 30, 2011. The average balance of FHLB borrowings decreased $7.2 million, or 39.8%  to $10.9 million for the nine months ended September 30, 2011, from $18.1 million for the nine months ended  September  30, 2010. The average cost of FHLB borrowings decreased by 76 basis points to 1.16% for the nine months ended September 30, 2011, from 1.92% for the nine months ended September 30, 2010.

Net Interest Income.  Net interest income decreased $533,000, or 11.9%, to $4.0 million for the nine months ended September 30, 2011 from $4.5 million for the same nine months in 2010.  The interest rate spread was 3.93% for the nine months ended September 30, 2011 compared to 4.05% for the nine months ended September 30, 2010, a decrease of 12 basis points.  Interest margin for the nine months ended September 30, 2011 was 4.03% compared to 4.19% for the nine months ended September  30, 2010, a decrease of 16 basis points.  The decrease in interest rate spread and interest margin can be attributed primarily to the decrease in the average balance and yield of interest-earning assets.

Provision for Loan Losses.  The Company establishes the provision for loan loss, which is charged to operations, at a level deemed appropriate to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on the evaluation of these factors, a provision of $1.7 million was recorded for the nine months ended September 30, 2011. A provision of $389,000 was recorded for the nine months ended September 30, 2010.   The level of the allowance at September  30, 2011 is based on estimates, and the ultimate losses may vary from the estimates.  Non-performing loans increased to $11.5 million, or 8.0% of total assets as of September 30, 2011 from $8.4 million or 5.7% of total assets as of  December 31, 2010 and $6.4 million or 4.3% of total assets as of  September  2010. As of  September 30, 2011 the non-performing loans included thirteen 1-4 family residential mortgage loans totaling $4.7 million, three non-residential mortgage loans of $1.8 million and five construction loans of $5.0 million which, at quarter-end, maintained aggregate specific allowances for loan loss of $2.0 million. The allowance for loan losses totaled $3.1 million at September 30, 2011, and was comprised of $2.0 million of specific allowance and $1.1 million of general allowance. The allowance for loan losses totaled $1.6 million at December 31, 2010, and was comprised of $898,000 of specific allowance and $751,000 of general allowance. The continued decline in real estate values as well as the increase in non-performing loans contributed to the increased allowance. Specific valuation allowances increased during the period primarily due to updated valuation analyses for the loans evaluated for impairment.

Non-Interest Income.  Non-interest income increased $28,000 or 14.5%, to $221,000 for the nine months ended September 30, 2011 from $193,000 for the nine months ended September 30, 2010.

             Non-Interest Expenses.  Non-interest expenses increased $261,000, or 7.3%, to $3.8 million for the nine months ended September 30, 2011 from $3.6 million for the nine months ended September 30, 2010.  The net increase of $261,000 in non-interest expenses is primarily attributable to increases to, net occupancy expense of premises and equipment expense. Equipment expense increased $153,000 to $512,000 for the nine months ended September 30, 2011, from $359,000 for the nine months ended September 30, 2010 primarily due to data center deconversion costs. Net occupancy expense of premises increased $72,000 to $441,000 for the nine months ended September 30, 2011, from $369,000 for the nine months ended September 30, 2010 primarily due to the loss of rental income from an expired property lease that was not renewed due to the pending sale of the property, along with new leasing terms for an existing branch location. Professional fees increased $19,000 to $288,000 for the nine months ended September 30, 2011, from $269,000 for the nine months ended September 30, 2010 primarily due to increased legal and accounting expenses.

          Income Tax Expense.  The provision for income taxes decreased $764,000, to a benefit of $580,000 for the nine months ended September 30, 2011 compared to an expense of $184,000 for the same period in 2010.  The decrease was attributable to decreased pre-tax income.

Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Federal banking regulations sufficient to ensure the Association’s safe and sound operation.  The Association’s liquidity, calculated by a ratio of short-term assets to short-term liabilities, averaged 5.00% during the month of September 2011.  The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

The primary sources of investing activity are lending and the purchase of investment securities and mortgage-backed securities.  Net loans totaled $98.7 million and $106.5 million at September 30, 2011 and September  30, 2010, respectively.  Mortgage-backed securities held to maturity totaled $23.1 million and $21.8 million at September 30 2011 and September 30, 2010, respectively.  In addition to funding new loans and mortgage-backed and investment securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities and maturities of investment securities.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits.  If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds.  At September 30, 2011, the Company had a borrowing limit of $43.0 million from the FHLB, of which $12.9 million was advanced. At September 30, 2010 advances from the FHLB totaled $12.0 million.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations.  At September 30, 2011, the Association had outstanding commitments to originate or purchase loans of $700,000. Certificates of deposit scheduled to mature in one year or less at September 30, 2011, totaled $58.2 million.  Management believes that, based upon its experience and the Association’s deposit flow history, a significant portion of such deposits will remain with the Association.

Under Federal banking regulations, three separate measurements of capital adequacy (the “Capital Rule”) are required.  The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to 4.0% of its adjusted total assets.  The Capital rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets.

The following tables set forth the Association’s capital position at September 30, 2011 and December 31, 2010, as compared to the minimum regulatory capital requirements:

	Actual		Minimal Capital Requirements		Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011:			(Dollars in Thousands)
Total Capital	$17,099	19.26%	>$7,103	>8.00%	>$8,879	>10.00%
(to risk-weighted assets)

Tier 1 Capital	15,989	18.01%	> -	> -	>5,328	> 6.00%
(to risk-weighted assets)

Core (Tier 1) Capital	16,073	11.23%	> 5,724	>4.00%	>7,155	> 5.00%
(to adjusted total assets)

Tangible Capital	16,073	11.23%	> 2,146	>1.50%	>-	>-
(to adjusted total assets)

	Actual		Minimal Capital Requirements		Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010:			(Dollars in Thousands)
Total Capital	$17,377	20.30%	>$6,847	>8.00%	>$8,558	>10.00%
(to risk-weighted assets)

Tier 1 Capital	16,626	19.43%	> -	> -	>5,135	> 6.00%
(to risk-weighted assets)

Core (Tier 1) Capital	16,710	11.45%	> 5,836	>4.00%	>7,295	> 5.00%
(to adjusted total assets)

Tangible Capital	16,710	11.45%	> 2,188	>1.50%	>-	>-
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

Net Portfolio Value

The Association’s interest rate sensitivity is monitored by management through the use of the Federal banking model which estimates the change in the Association’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Federal banking regulator produces its analysis based upon data submitted on the Association’s quarterly Thrift Financial Reports. The following table sets forth the Association’s NPV as of September 30, 2011, the most recent date the Association’s NPV was calculated by the Federal banking regulator.

	Net Portfolio Value			Net Portfolio Value as a Percentage of Present Value of Assets
Change in Interest Rates (basis points)	Estimated NPV	Amount of Change	Percent of Change	NPV Ratio	Change in Basis Points
	(Dollars in Thousands)

+300	$15,103	$(6,571)	(30%)	10.43%	(369)
+200	18,305	(3,369)	(16%)	12.32%	(181)
+100	20,562	(1,112)	(5%)	13.56%	(56)
+ 50	21,196	(478)	(2%)	13.89%	(24)
0	21,674	—	—	14.13%	—
- 50	21,879	205	1%	14.22%	9
-100	21,879	205	1%	14.21%	8

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them in a timely manner to material information relating to us (or our consolidated subsidiary) required to be included in our periodic SEC filings.

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

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

As of September 30, 2011, the Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that  management believes are immaterial to the Company’s consolidated financial condition, results of operations and cash flows.

ITEM 1A.Risk Factors

A smaller reporting company is not required to provide the information required of this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 30, 2007, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of September 30, 2011, 12,750 total shares have been repurchased by the Company under this repurchase program. During the quarter ended September 30, 2011, no shares were repurchased. These total repurchased shares do not include the stock dividend shares of 1,340 which, along with the repurchased shares, are held as treasury stock.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2011 through July 31, 2011	-	$ -	-	37,250
August 1, 2011 through August 31, 2011	-	-	-	37,250
September 1, 2011 through September 30, 2011	-	-	-	37,250

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None

ITEM 6. Exhibits

The following Exhibits are filed as part of this report.

3.1	Federal Stock Charter of Flatbush Federal Bancorp, Inc.*
3.2	Bylaws of Flatbush Federal Bancorp, Inc.*
4.0	Form of common stock certificate of Flatbush Federal Bancorp, Inc.*
11.0	Computation of earnings per share.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

The following Exhibits are being furnished ** as part of this report:

101. INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**

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

FLATBUSH FEDERAL BANCORP, INC.

Date:	November 14, 2011	By: /s/Jesus R. Adia
Jesus R. Adia President and Chief Executive Officer

Date:	November 14, 2011	By: /s/ John S. Lotardo
John S. Lotardo Executive Vice President and Chief Financial Officer