Form 10-K
period 2011-12-31
FLATBUSH FEDERAL BANCORP INC
filed 2012-03-30
CIK 1243496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company. Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold on the OTC Bulletin Board as of the last business day of the registrant’s most recently completed second fiscal quarter was 6,263,495.

The number of shares outstanding of the registrant’s common stock was 2,736,907 as of March 26, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Annual Report to Shareholders for the fiscal year ended December 31, 2011 (Part II).
2.	Proxy Statement for the 2012 Annual Meeting of Shareholders (Part III).

1

FLATBUSH FEDERAL BANCORP, INC.

2011 FORM 10-K

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” All statements other than statements of historical fact are statements that could be forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company’s financial condition, results of operations and business. These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting operations, pricing products and services. These forward-looking statements speak only as of the date hereof, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

Flatbush Federal Bancorp, Inc.

Flatbush Federal Bancorp, Inc. (the “Company”) is a Federal corporation which was organized in 2003 as part of the mutual holding company reorganization of Flatbush Federal Savings & Loan Association (the “Association”). The Company’s principal asset is its investment in Flatbush Federal Savings & Loan Association. The Company is a majority owned subsidiary of Flatbush Federal Bancorp, MHC (“Flatbush MHC”), a Federally-chartered mutual holding company. Flatbush MHC owned 1,484,208 shares of common stock, or 54.23% of the outstanding shares of the common stock at December 31, 2011. At December 31, 2011, the Company had consolidated assets of $142.7 million, deposits of $114.9 million and stockholders’ equity of $14.6 million. The Company’s executive office is located at 2146 Nostrand Avenue, Brooklyn, New York 11210 and its telephone number is (718) 859-6800.

On March 13, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between (i) Northfield Bank, Northfield Bancorp, Inc. (“Northfield Bancorp”), and Northfield Bancorp, MHC, and (ii) the Company, the Association and Flatbush Federal Bancorp, MHC. The Merger Agreement provides, among other things, that as a result of the merger of the Company into Northfield Bancorp (the “Mid-Tier Merger”), each outstanding share of the Company’s common stock will be converted into the right to receive 0.4748 shares of Northfield Bancorp common stock. The Merger Agreement contains a number of customary representations and warranties by the parties regarding certain aspects of their respective businesses, financial condition, structure and other facts pertinent to the Merger that are customary for a transaction of this kind. The obligation of the parties to complete the Merger is subject to various customary conditions. If the Merger is terminated under specified situations in the Merger Agreement (because the Company accepts a proposal to be acquired that is superior to the one contained in the Merger Agreement, enters into an agreement related to such a proposal and terminates the Merger Agreement, or fails to make, withdraws, modifies or qualifies its recommendation regarding the Merger Agreement), the Company may be required to pay a termination fee to Northfield Bancorp of approximately $700,000. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which was included in a Form 8-K filed with the Securities and Exchange Commission on March 15, 2012.

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

Competition. The Association faces intense competition within its market area both in making loans and attracting deposits. The New York City area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of the Association’s competitors offer products and services that the Association does not currently offer, such as trust services and private banking. As of December 31, 2011, the Association’s market share of deposits represented less than one half of one percent of deposits in Kings County.

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

Market Area. The Association operates in an urban market area that has a stable population and household base. The Association’s primary lending area is concentrated in Brooklyn, as well as the other four boroughs of New York City, and Long Island, New York. One- to four-family residential real estate in the Association’s market area is characterized by a large number of attached and semi-detached houses, including a number of two- and three-family homes and condominium apartments. Most of the deposit customers are residents of the greater New York metropolitan area. The economy of the market area is characterized by a large number of small retail establishments. The Association’s customer base is comprised of middle-income households, and to a lesser extent, low-to-moderate-income households.

Lending Activities. Historically, the Association’s principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property as well as multi-family and commercial real estate loans. Historically, the Association retained all loans that it originated. However, beginning in 2002 the Association sold a limited number of its one- to four-family loans, on a servicing retained basis, to the Federal Home Loan Bank of New York. No loans were sold during the year ended December 31, 2011. One- to four-family residential real estate mortgage loans represented $66.7 million, or 68.31%, of our loan portfolio at December 31, 2011. The Association also offers commercial real estate loans, multifamily loans, condominium loans and construction loans secured by real estate. Construction loans totaled $2.7 million, or 2.76% of the total loan portfolio at December 31, 2011. Commercial real estate loans totaled $21.9 million, or 22.43% of the total loan portfolio at December 31, 2011. Multi-family real estate loans totaled $5.7 million, or 5.89% of the total loan portfolio at December 31, 2011. On a limited basis, non-real estate secured loans are originated and consist of passbook loans and credit card loans.

Loan Portfolio Composition. The following table sets forth the composition of the Association’s loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of loans in process, the allowance for loan losses and net deferred fees.

	At December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans:
One- to four-family	$66,681	68.31%	$71,830	65.84%
Multi-family	5,749	5.89	5,890	5.40
Commercial	21,901	22.43	22,975	21.06
Construction	2,692	2.76	7,792	7.14
Land	387	0.40	393	0.36
Total real estate loans	97,410	99.79	108,880	99.80

Other Loans:
Unsecured Business	40	0.04	20	0.02
Passbook or certificate	37	0.04	39	0.04
Home equity	87	0.09	113	0.10
Credit cards	37	0.04	47	0.04
Total other loans	201	0.21	219	0.20
Total loans	97,611	100.00%	109,099	100.00%

Less:
Loans in process	105		895
Allowance for loan losses	2,247		1,649
Deferred loan fees	97		77
	2,449		2,621
Total loans receivable, net	$95,162		$106,478

Maturity of Loan Portfolio. The following table shows the remaining contractual maturity of loans at December 31, 2011. The table does not include the effect of possible prepayments or due on sale clause payments.

	One-to Four-Family	Multi-Family	Commercial Real Estate	Construction	Land	Passbook or Certificate	Home Equity	Credit Cards	Unsecured Business	Total
	(Dollars in thousands)
One year or less	$362	$—	$2,858	$2,692	$—	$37	$8	$37	$—	$5,994

After one year:
1 to 3 years	2,567	—	1,844	—	387	—	6	—	40	4,844
3 to 5 years	1,661	83	2,494	—	—	—			—	4,238
5 to 10 years	13,138	3,944	11,213	—	—	—	73	—	—	28,368
10 to 20 years	8,981	1,287	3,492	—	—	—	—	—	—	13,760
More than 20 years	39,972	435	—	—	—	—	—	—	—	40,407
Total due after one year	66,319	5,749	19,043	—	387	37	79	—	—	91,617

Total loans	66,681	5,749	21,901	2,692	387	37	87	37	40	97,611

Less:
Loans in process	—	—	—	105	—	—	—	—	—	105
Allowance for loan losses	436	35	1,280	452	42			2		2,247
Deferred loan fees	64	11	25	—	—	—	(3)	—	—	97

Total loans receivable, net	$66,181	$5,703	$20,596	$2,135	$345	$37	$90	$35	$40	$95,162

The total amount of loans due after December 31, 2012 that have fixed interest rates is $65.7 million, and the total amount of loans due after such date which have floating or adjustable interest rates is $25.9 million. Of the $19.0 million of commercial real estate loans due after December 31, 2012, 13.5% have fixed interest rates and 86.5 % have adjustable interest rates. At December 31, 2011, there were no construction loans due after December 31, 2012.

One-to Four-Family Residential Loans. The Association’s lending activity includes the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in Brooklyn, as well as the other four boroughs of New York City, and Long Island, New York. At December 31, 2011, approximately $66.7 million, or 68.31% of our loan portfolio, consisted of one- to- four-family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property. Private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. The Association will not make loans with a loan-to-value ratio in excess of 95% for loans secured by single family homes and 90% for loans secured by two- to four-family properties. Fixed-rate loans are originated for terms of 15 and 30 years. At December 31, 2011, the Association’s largest loan secured by one- to four-family real estate had a principal balance of $874,000 and was secured by a one-family residence. This loan was non-performing and past due over 90 days.

The Association also offers adjustable-rate mortgage loans with one, two, three and five year adjustment periods based on changes in a designated United States Treasury index. During the year ended December 31, 2011, the Association originated one adjustable rate mortgage for $700,000. In general, the adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points. Adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by the loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2011, $4.5 million, or 6.7% of the Association’s one- to four-family residential loans had adjustable rates of interest.

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

Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled approximately $5.7 million, or 5.89% of the total loan portfolio at December 31, 2011. Multi-family real estate loans generally are secured by rental properties. Substantially all multi-family real estate loans are secured by properties located within the Association’s lending area. At December 31, 2011, the

Association had sixteen multi-family loans with an average principal balance of $359,000, and the largest multi-family real estate loan had a principal balance of $815,000. All of the loans secured by multi-family real estate properties are performing in accordance with their terms. Multi-family real estate loans generally are offered with adjustable interest rates that adjust after five years. Multi-family loans are originated for terms of up to 15 years. Multi-family real estate loan adjustments are tied to the prime rate as reported in The Wall Street Journal, or the FHLB five year advance rate.

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

Commercial Real Estate Loans. At December 31, 2011, $21.9 million, or 22.43% of the total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed use properties and other commercial properties. The Association generally originates adjustable rate commercial real estate loans, as well as balloon maturity loans, with maximum terms of up to 15 years. The maximum loan-to-value ratio of commercial real estate loans is 75%. At December 31, 2011, the Association had 39 commercial real estate loans with an average outstanding balance of $562,000. At December 31, 2011, the Association’s largest loan secured by commercial real estate was a $1.9 million loan. At December 31, 2011, this loan was performing in accordance with its terms. At December 31, 2011, three loans totaling $1.8 million, secured by commercial real estate were not performing in accordance their terms.

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

Construction Loans. At December 31, 2011, $2.7 million, or 2.76% of the Association’s total loan portfolio consisted of construction loans. Construction loans are originated by the Association which currently offers adjustable-rate multi-family construction loans. The Association also participates in construction loans with adjustable rates for the construction of multifamily and non-residential real estate. At December 31, 2011, the largest construction loan was a $1.4 million participation of which $1.1 was advanced. The loan was non-performing and has a $309,000 specific valuation allowance. Construction loans have interest rates that adjust monthly and require the payment of interest only during the construction period. Construction loans will generally be made in amounts of up to 75% of the lower of the appraisal value of the property, or the actual cost of the improvements. Funds are disbursed in accordance with a schedule reflecting the completion of portions of the project. At December 31, 2011, the Association’s construction loans are secured by properties located in Brooklyn, Queens, Long Island and Manhattan.

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

Other Loans. The Association offers a variety of loans secured by real estate, or by property other than real estate. These loans include loans secured by deposits, home equity loans, and credit cards secured by deposit accounts, as well as unsecured credit cards and business loans. At December 31, 2011, these other loans totaled $201,000, or 0.21% of the total loan portfolio.

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

The following table shows the loan originations, purchases, sales and repayment activities for the periods indicated.

	Years Ended December 31,
	2011	2010
	(In Thousands)

Beginning of period	$106,478	$110,988

Originations by Type:
Real estate:
One- to four-family	4,503	1,609
Multi-family	—	1,700
Commercial	1,141	3,276
Construction	100	250
Other loans:
Unsecured business	20	—
Passbook or certificate	—	11
Home equity	—	—
Credit cards	76	97
Total originations	5,840	6,943

Purchases:
Real estate:
Construction	150	1,996
Total purchases	150	1,996

Sales and Repayments:
Real estate:
Principal repayments	(16,718)	(12,661)
Total reductions	(16,718)	(12,661)
Change in other items, net	(588)	(788)
Net (decrease)	(11,316)	(4,510)
End of period	$95,162	$106,478

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

 Non-performing Loans. At December 31, 2011, $8.2 million, or 8.39%, of the Association’s total loans were non-performing loans.

Non-performing Assets. The table below sets forth the amounts and categories of the non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets. There were no restructured loans past due 90 days or more, or in a nonaccrual status at December 31, 2011. At December 31, 2011, non-accruing loans consisted of twelve one-to-four-family residential loans of $4.2 million with a corresponding $124,000 of specific valuation allowance, three commercial real estate loans of $1.8 million with a corresponding $615,000 of specific valuation allowance and two construction loan participations of $2.2 million with a corresponding $407,000 of specific valuation allowance.

	At December 31,
	2011	2010
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family real estate	$4,230	$3,801
Commercial real estate	1,779	2,597
Construction	2,176	2,041
Credit cards	—	4
Total non-performing loans	8,185	8,443

Other real estate owned	744	—

Total non-performing assets	$8,929	$8,443
Peforming troubled debt restructurings	$1,300	$387
Total non-performing assets as a percentage of total assets	6.26%	5.74%
Total non-performing loans as a percent of total loans	8.39%	7.74%

For the years ended December 31, 2011 and 2010, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $768,000 and $530,000, respectively. Interest income recognized on such loans subsequent to their non-accrual status was $49,000 for the year ended December 31, 2011. No interest income was recognized on such loans subsequent to their non-accrual status for the year ended December 31, 2010.

Delinquent Loans. The following table sets forth the loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	At December 31, 2011				At December 31, 2010
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real Estate loans:
One- to four-family	—	—	12	$4,230	1	$132	11	$3,801
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate	—	—	3	1,779	—	—	4	2,597
Construction	—	—	2	2,176	—	—	2	2,041
Land	—	—	—	—	—	—	—	—
Total	—	—	17	8,185	1	132	17	8,439

Other loans:
Unsecured business	—	—	—	—	—	—	—	—
Passbook or certificate	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	1	14	—	—
Credit cards	1	3	—	—	1	3	3	4
Total other loans	1	3	—	—	2	17	3	4
Total delinquent loans	1	$3	17	$8,185	3	$149	20	$8,443

Delinquent loans to total loans		0.003%		8.39%		0.14%		8.65%

Classified Assets. Office of the Comptroller of the Currency regulations and the Association’s Asset Classification Policy provide that loans and other assets considered to be of lesser quality be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Management classifies an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.

An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by bank regulators that can order the establishment of additional general or specific loss allowances.

On the basis of management’s review of its assets, at December 31, 2011 the Association had classified $4.2 million in one- to four-family residential loans, $2.3 million in commercial real estate loans and $2.6 million in construction loan participations, respectively, as substandard and $1.7 million in one to four family residential loans and $515,000 in construction and land loan participations as special mention. The substandard construction loans of $2.6 million have specific valuation allowances of $407,000. The substandard one-to four-family residential loans of $4.2 million have valuation allowances of $124,000. The substandard commercial real estate loans of $2.3 million have valuation allowances of $623,000

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

The Association’s allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Management utilizes a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of the loan portfolio. Management maintains a loan review system, which allows for a periodic review of the loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that the Association will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. Management does not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of December 31, 2011 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

Payments received on impaired loans are applied to principal. The Association had 21 loans totaling $9.6 million deemed to be impaired at December 31, 2011, and had 21 loans totaling $9.0 million deemed to be impaired at December 31, 2010. Impaired loans consisted of four construction loan participations of $2.2 million having $407,000 of specific valuation allowance, with a net balance of $1.8 million, four commercial real estate loans of $2.3 million having $623,000 of specific allowances, with a net balance of $1.7 million and 15 residential real estate loans of $5.1 million having specific allowances of $260,000 with a net balance of $4.9 million.

In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review the allowance for loan losses. The OCC may require that the Association recognize additions to the allowance based on its evaluation of information available to it at the time of the examination.

Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods presented.

	Years Ended December 31,
	2011	2010
	(Dollars In Thousands)

Balance at beginning of period	$1,649	$829

Charge-offs:
One- to four-family	45	—
Commercial	248	—
Construction	813	—
Credit cards	7	1
Total charge-offs	1,113	1

Recoveries	—	1

Net charge-offs	—	—
Additions charged to operations	1,711	821
Ending balance	$2,247	$1,649

Ratio of non-performing loans to total assets at the end of period	5.74%	5.74%

Ratio of net charge-offs during the period to loans outstanding during the period	1.11%	0.00%

Ratio of allowance for loan losses to loans outstanding	2.30%	1.52%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories. The total amount of loan loss allowance of $2.2 million as of year ended December 31, 2011 includes specific valuation allowances of $1.3 million. The total amount of loan loss allowance of $1.6 million for the year ended December 31, 2010 includes specific valuation allowances of $898,000.

	At December 31,
	2011			2010
	Amount of Loan Loss Allowance	Loan Amounts By Category	Percent of Loan Amount in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts By Category	Percent of Loan Amount in Each Category to Total Loans
	(Dollars in Thousands)
One- to four-family	$436	$66,681	68.31%	$214	$71,830	65.84%
Multi-family	35	5,749	5.89	36	5,890	5.40
Commercial	1,280	21,901	22.43	583	22,975	21.06
Construction	452	2,692	2.80	796	7,792	7.14
Land	42	387	0.40	14	393	0.36
Passbook or certificate	—	37	0.04	—	39	0.04
Home equity	—	87	0.09	—	113	0.10
Credit cards	2	36	0.04	6	47	0.04
Unsecured business	—	40	0.04	—	20	0.02
Total	$2,247	$97,610	100.00%	$1,649	$109,099	100.00%

Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectability in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in the Association’s immediate market area. First, loans are grouped by delinquency status. All loans 90 days or more delinquent are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type and delinquency status and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis. Small differences between the allocated balances and recorded allowances are reflected as unallocated to absorb losses resulting from the inherent imprecision involved in the loss analysis process.

This analysis process is inherently subjective, as it requires estimates that are susceptible to revisions as more information becomes available. Although management believes that it has established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Investments

Investments and Mortgage-Backed Securities. The Association’s investment portfolio at December 31, 2011 consisted of $4.3 million in corporate bonds held-to-maturity, $698,000 in Federal Home Loan Bank of New York stock and $6.9 million in other interest-earning assets, consisting of deposits at other financial institutions and federal funds sold. The investment policy objectives are to primarily maintain liquidity within the guidelines established by the board of directors while earning a return and minimizing principle risk. At December 31, 2011, the Association did not hold investments in any single entity (other than United States Government or agency sponsored entities) that had an aggregate book value in excess of 10% of its stockholder’s equity.

The following table sets forth the carrying value of the investment portfolio at the dates indicated. The Federal Home Loan Bank stock has no stated maturity, and the interest-bearing deposits with other institutions are payable on demand.

	At December 31,
	2011		2010
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Investment securities
Federal Home Loan Bank stock	$698	9.15%	$808	10.88%

Other interest-earning assets:
Interest-earning deposits	1,180	15.47%	1,066	14.36%
Federal funds sold	5,750	75.38%	5,550	74.76%
Total other interest-earning assets	6,930	90.85%	6,616	89.12%

Total	$7,628	100.00%	$7,424	100.00%

The Association also invests in mortgage-backed securities, which are classified as held to maturity. At December 31, 2011, the mortgage-backed securities portfolio totaled $21.4 million, or 15.00% of total assets, and consisted of $21.1 million in fixed-rate mortgage-backed securities guaranteed by Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC), and $267,000 in adjustable rate mortgage-backed securities guaranteed by GNMA, FNMA or FHLMC.

The following table sets forth the composition of the securities held to maturity at the dates indicated.

	At December 31,
	2011		2010
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Corporate bonds	$4,347	16.88%	$—	—%

Mortgage-backed securities held to maturity (1):
GNMA	$5,343	20.75%	$1,941	8.91%
FNMA	12,778	49.63%	15,301	70.25%
FHLMC	3,280	12.74%	4,538	20.84%
Total	$25,748	100.00%	$21,780	100.00%

(1) Mortgage-backed securities classified as held to maturity are reported at amortized cost.

The composition and maturities of the corporate bond and mortgage-backed securities portfolio as of December 31, 2011, are indicated in the following table.

	Due
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total Investment Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Market Value
	(Dollars In Thousands)

Mortgage-backed securities	$—	—%	$46	5.13%	$141	5.23%	$21,214	4.84%	$21,401	4.84%	$22,949
Corporate bonds	$—	—	$2,596	2.59%	$1,751	3.28%	$—	—	$4,347	2.87%	$4,453

The following table shows security purchase and repayment activities of the Association for the periods indicated. The Association did not sell any securities during the periods indicated.

	Years Ended December 31,
	2011	2010
	(Dollars in Thousands)
Purchases:
Adjustable-rate	$—	$—
Fixed-rate	9,415	1,250
Total purchases	9,415	1,250

Principal repayments	(5,535)	(7,944)
Accretion, net	89	134
Net increase (decrease)	$3,969	$(6,560)

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows the Association to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, management believes the deposits in the Association are relatively stable. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits have been and will continue to be significantly affected by market conditions. At December 31, 2011, $76.1 million, or 66.20% of deposit accounts were certificates of deposit, of which $59.8 million have maturities of one year or less.

Deposit Accounts. The following table sets forth the dollar amount of deposits in the various types of deposit programs offered as of the dates indicated.

	At December 31,
	2011		2010
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in Thousands)
Demand deposits:
Non-interest-bearing	—%	$5,198	—%	$5,319
NOW	0.30	321	0.30	319
		5,519		5,638

Passbook and club accounts	0.33	33,323	0.33	34,691
Certificates of deposit	1.71	76,081	1.86	76,745
Total	1.23%	$114,923	1.32%	$117,074

Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2011	2010
	(Dollars In Thousands)

Beginning balance	$117,074	$115,168
Net (withdrawals) deposits	(3,587)	176
Interest credited on deposit accounts	1,436	1,730
Ending balance	$114,923	$117,074
Net (decrease) increase	$(2,151)	$1,906
Percent (decrease) increase	(1.84)%	1.65%

Certificates of Deposit. The following table indicates the amount of Certificates of Deposit as of December 31, 2011, by time remaining until maturity.

	Three months or less	Over three months to six months	Over six months to twelve months	Over twelve months	Total
	(Dollars in Thousands)
Certificates of deposit:
Less than $100,000	$10,690	$10,460	$9,931	$9,016	$40,097
$100,000 or more	7,471	8,641	12,650	7,222	35,984
Total	$18,161	$19,101	$22,581	$16,238	$76,081

Time Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2011 (Dollars in thousands).

Quarter Ending	Less than 1.00%	1.00% to 2.00%	2.01% to 3.00%	3.01% to 4.00%	4.01% to 5.00%	5.01% to 6.00%	TOTAL
March 31, 2012	$5,470	$11,865	$404	$163	$259	$—	$18,161
June 30, 2012	4,339	13,106	1,243	133	159	121	19,101
September 30, 2012	1,388	6,771	911	—	307	2,411	11,788
December 31, 2012	2,318	7,339	60	30	417	629	10,793
March 31, 2013	45	1,444	54	404	576	68	2,591
June 30, 2013	—	2,441	600	338	200	8	3,587
September 30, 2013	—	834	239	36	126	—	1,235
December 31, 2013	—	745	—	—	124	78	947
Thereafter	—	3,331	2,602	1,405	456	84	7,878

Total	$13,560	$47,876	$6,113	$2,509	$2,624	$3,399	$76,081

Percentage of total	17.82%	62.93%	8.03%	3.30%	3.45%	4.47%

Borrowings. The Association may obtain advances from the Federal Home Loan Bank of New York upon the security of the common stock owned in the Federal Home Loan Bank and its qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. All borrowings consisted solely of fixed interest rate advances from Federal Home Loan Bank of New York. As of December 31, 2011, the outstanding amount of these advances totaled $10.1 million. See Note 8 to the Consolidated Financial Statements included hereto in Exhibit 13.

Subsidiary Activities

Federal regulations permit federal savings associations to invest in the capital stock, obligations or other specified types of securities of subsidiaries (referred to as “service corporations”) and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of the association’s assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special purpose finance subsidiaries) in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association’s regulatory capital if the association’s regulatory capital is in compliance with applicable regulations.

Flatbush Federal has one active subsidiary, Flatbush REIT, Inc. Flatbush REIT, Inc. was incorporated in 2001 as a special purpose real estate investment trust under New York law. Flatbush REIT, Inc. holds a portion of our mortgage related assets. At December 31, 2011, Flatbush REIT, Inc. held $14.3 million in loans.

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

At December 31, 2011, our total federal pre-1988 base year reserve was approximately $3.4 million. Under current law, pre-1988 base year reserves remain subject to recapture if Flatbush Federal Savings and Loan Association makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”), imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. At December 31, 2011, Flatbush Federal Savings and Loan Association had no AMT credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2011, Flatbush Federal Savings and Loan Association had $634,000 in net operating loss carry forwards for federal income tax purposes and $1.1 million for New York State and New York City purposes.

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

Personnel

As of December 31, 2011, the Company had 36 full-time employees and one part-time employee. The employees are not represented by any collective bargaining group. Management believes that the Company has good relations with its employees.

SUPERVISION AND REGULATION

General

The Association is examined and supervised by the Office of the Comptroller of the Currency (“OCC”) and subject to the regulation of the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. The Association also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Association also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), governing reserves to be maintained against deposits and other matters. The Association’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of the Association’s mortgage documents.

Historically, the Office of Thrift Supervision (“OTS”) examined the Association and prepared reports for the consideration of its board of directors on any operating deficiencies. As of July 21, 2011, the OTS ceased operations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and regulation and supervision of the Association was transferred to the OCC and regulation and supervision of Flatbush MHC and the Company was transferred to the Federal Reserve Board.

The Dodd-Frank Act also provided for the creation of a new agency, the Consumer Financial Protection Bureau (“CFPB”), as an independent bureau of the Federal Reserve, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the primary enforcement authority of, the prudential regulator rather than the CFPB.

Certain regulatory requirements applicable to the Association, the Company and Flatbush MHC are referred to below or appear elsewhere in this Form 10-K. This regulatory discussion, however, does not purport to be an exhaustive treatment of applicable laws and regulations. Any change in these laws or regulations, whether by the FDIC, the OCC, the Federal Reserve or Congress, could have a material adverse impact on the Association, the Company and Flatbush MHC operations.

In addition to eliminating the OTS and creating the CFPB, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, mandated the imposition of consolidated capital requirements on savings and loan holding companies, required that originators of securitized loans retain a percentage of the risk for the transferred loans, directed the Federal Reserve to regulate pricing of certain debit card interchange fees, reduces the federal preemption afforded to federal savings associations and contained a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act contain delayed effective dates and/or require the issuance of regulations. As a result, it will be some time before their impact on operations can be assessed by management. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest costs for the Company and the Bank.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC. Under these laws and regulations, the Association may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets. Certain types of lending, such as commercial and consumer loans, are subject to an aggregate limit calculated as a specified percentage of the Association’s capital or assets. The Association also may establish subsidiaries that may engage in activities not otherwise permissible for the Association, including real estate investment and securities and insurance brokerage.

The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts effective July 21, 2011.

Capital Requirements. OCC regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the

OCC based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

At December 31, 2011, the Association’s capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2011, the Association was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, the Association is subject to a qualified thrift lender test (“QTL test”). Under the QTL test, the Association must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine of the most recent 12 month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

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

A savings association that fails the QTL test must operate under specified restrictions, including as to dividends. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for violation of law. At December 31, 2011, the Association maintained approximately 74.10% of its portfolio assets in qualified thrift investments.

Capital Distributions. OCC regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years;

•	the association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition; or

•	the association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Federal Reserve at least 30 days before the board of directors declares a dividend or approves a capital distribution with an informational copy of the notice sent to the OCC.

The regulators may disapprove a notice or application if:

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

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of the Comptroller of the Currency is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. The Association received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its “affiliates” is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). The term “affiliates” for these purposes generally means any company that controls, is controlled by, or is under common control with an institution. The Compapny is an affiliate of Flatbush Federal Savings and Loan Association. In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the association’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association. In addition, federal law prohibits a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

The Association’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Association’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Association’s Board of Directors.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association’s capital:

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

Generally, the banking regulator is required to appoint a receiver or conservator for an association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” the performance of which must be guaranteed by any company controlling the association up to specified limits. In addition, numerous mandatory supervisory actions become immediately applicable to the association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2011, the Association met the criteria for being considered “well-capitalized.”

 Insurance of Deposit Accounts. The Association’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The Dodd-Frank Act made permanent the previous temporary increase in deposit insurance coverage from $100,000 to $250,000 per depositor.

Under the FDIC’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Assessment rates, as adjusted, previously ranged from seven to 77.5 basis points of assessable deposits. On February 7, 2011, the FDIC issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Initially, the base assessment rates will range from two and one-half to 45 basis points of total average assets less tangible capital (rather than deposits). The rate schedules will automatically adjust in the future when the DIF reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the DIF. That special assessment was collected on September 30, 2009. The FDIC provided for similar assessment during the final two quarters of 2009, if deemed necessary.

However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments which included an assumed annual base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regulator assessment with an offsetting credit to the prepaid asset. The Association’s prepayment for 2010, 2011 and 2012 amounted to $599,901.

The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. The FDIC has exercised that discretion by establishing a long range fund ratio of 2%.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2011, the annualized FICO assessment was equal to 0.68 basis points of total average assets less tangible capital.

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

Federal Home Loan Bank System. The Association is a member of the Federal Home Loan Bank System (“FHLB”), which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. As a member, the Association is required to acquire and hold specified shares of capital stock in the Federal Home Loan Bank of New York. As of December 31, 2011, Flatbush Federal was in compliance with this requirement.

The dividend yield from Federal Home Loan Bank stock was 4.84% for the year ended December 31, 2011. The Federal Home Loan Bank of New York paid quarterly dividends in 2011 and 2010 totaling $36,000 and $58,000, respectively. No assurance can be given that it will pay any dividends in the future.

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2011, Flatbush Federal was in compliance with these reserve requirements.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) contains a range of corporate accounting and reporting reforms that are intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Sarbanes-Oxley Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, the Sarbanes-Oxley Act makes certain changes to the requirements for audit partner rotation after a period of time. The Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (“SEC”), subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Sarbanes-Oxley Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under the Sarbanes-Oxley Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term will be defined by the Securities and Exchange Commission) and if not, why not. Under the Sarbanes-Oxley Act, a company’s registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. The Sarbanes-Oxley Act also requires the SEC to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders.

Management has incurred certain costs and continues to evaluate the estimated cost of ongoing compliance with the Sarbanes-Oxley Act.

Holding Company Regulation

General. Flatbush, MHC and the Company are nondiversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act, and are subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve Board has enforcement authority over the Company and Flatbush MHC, and their subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the Association. As federal corporations, the Company and Flatbush MHC are generally not subject to state business organization laws.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and Federal Reserve Board regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as the Company and Flatbush MHC, may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Federal Reserve, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Federal Reserve. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including the Company and Flatbush MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’

Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Waivers of Dividends by Flatbush Federal Bancorp, MHC. The Dodd-Frank Act addressed the issue of dividend waivers in the context of the transfer of the supervision of savings and loan holding companies from the OTS to the Federal Reserve. The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve does not object after being given written notice of the dividend and proposed waiver. The Dodd-Frank Act indicates that the Federal Reserve may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. Flatbush MHC was formed, engaged in a minority stock offering (through the Company) and waived dividends prior to December 1, 2009. The Federal Reserve Board has not previously permitted dividend waivers by bank holding companies that are mutuals and may object to dividend waivers involving mutual savings and loan holding companies, notwithstanding the referenced language in the Dodd-Frank Act.

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

Conversion of Flatbush Federal Bancorp, MHC to Stock Form. Federal regulations permit Flatbush MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction, a new holding company would be formed as the successor to the Company (the “New Holding Company”), Flatbush MHC’s corporate existence would end, and certain depositors of the Association would receive the right to subscribe for additional shares of the New Holding

Company. In a Conversion Transaction, each share of common stock held by stockholders other than Flatbush Federal Bancorp, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in the Company immediately prior to the Conversion Transaction. Under federal regulations, Minority Stockholders would not be diluted because of any dividends waived by Flatbush MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Flatbush MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

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

Federal Securities Laws

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The Company common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Executive Officers of the Company

Listed below is information, as of December 31, 2011, concerning the Company’s executive officers. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he was or is to be selected as an officer.

Name	Age	Position and Term

Jesus R. Adia	58	President and Chief Executive Officer

John S. Lotardo	50	Chief Financial Officer and Controller

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

ITEM 1A.	RISK FACTORS

 A smaller reporting company is not required to provide the information required of this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

 A smaller reporting company is not required to provide the information required of this item.

ITEM 2.	PROPERTIES

Properties

The following table provides certain information with respect to our offices as of December 31, 2011:

Location	Leased or Owned	Year Acquired or Leased

Main Office 2146 Nostrand Avenue Brooklyn, NY 11210	Owned[1]	1963

Branch Office 6410 18th Avenue Brooklyn, NY 11204	Owned	2005

Branch Office 518 Brighton Beach Avenue Brooklyn, NY 11235	Leased	1976

1 On January 13, 2012, the Company completed the sale of its main office building and adjoining real estate located at 2146 Nostrand Avenue, Brooklyn, New York 11210 and are in the process of establishing a new branch located as disclosed in a Form 8-K filed on January 18, 2012.

The net book value of our premises, land and equipment was approximately $2.4 million at December 31, 2011.

ITEM 3.	LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At December 31, 2011, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

The Company’s Common Stock is traded on the over-the-counter bulletin board under the symbol “FLTB.”

As of December 31, 2011, there were 2,799,657 shares of Company common stock issued and 2,736,907 common shares outstanding and approximately 460 stockholders of record. Of the total outstanding shares, 1,484,208 were held by Flatbush Federal Bancorp, MHC and 1,252,699 were held by other shareholders.

The following table sets forth the range of the high and low bid prices of the Company’s Common Stock for the periods presented. The Company declared 10% stock dividends on February 23, 2006 and March 22, 2005. The Company has never issued a cash dividend.

	Prices of Common Stock
	High	Low
Calendar Quarter Ended

December 31, 2011	$4.00	$3.15
September 30, 2011	$5.00	$3.50
June 30, 2011	$5.60	$4.70
March 31, 2011	$6.00	$5.40
December 31, 2010	$6.00	$5.15
September 30, 2010	$6.97	$4.20
June 30, 2010	$5.25	$4.11
March 31, 2010	$4.55	$3.70

Set forth below is information, as of December 31, 2011 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by stockholders	82,378	(1)	$9.71	57,357
Equity compensation plans not approved by stockholders	—		—	—
Total	82,378		$9.71	57,357

(1)	Consists of options to purchase 82,378 shares of common stock under the 2004 Plan. In addition to these outstanding options, restricted stock awards of 3,798 shares were non-vested under the 2004 Plan as of December 31, 2011. The shares reflect the 10% stock dividends paid to all stockholders on April 25, 2005 and March 29, 2006.
(2)	The weighted average exercise price, following the 10% stock dividends paid on April 25, 2005 and March 29, 2006, reflects the exercise price of $9.71 per share for options granted under the 2004 Plan.

On June 30, 2005, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock. This repurchase program was completed on December 7, 2007 with 50,000 shares having been repurchased. On August 30, 2007, the Company approved a second stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of December 31, 2011, 12,750 total shares have been repurchased by the Company under the second repurchase program. During the quarter ended December 31, 2011, no shares were repurchased. These total repurchased shares do not include the stock dividend shares of 1,340 which, along with the repurchased shares, are held as treasury stock.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

October 1, 2011 through October 31, 2011	—	$—	62,750	37,250
November 1, 2011 through November 30, 2011	—	—	62,750	37,250
December 1, 2011 through December 31, 2011	—	—	62,750	37,250

ITEM 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required of this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to our Annual Report to Shareholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required of this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to our Annual Report to Shareholders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEMS 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting management to material information relating to the Company (including the Bank) required to be included in our periodic SEC filings.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Company and the Bank are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Our internal control over financial reporting including policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, provide reasonable assurance that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections on any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2011 is effective using these criteria. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting, pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on the Company’s website at www.flatbush.com. We will disclose on our website any amendments to or waivers from any provision of our Code of Ethics that applies to any of the directors or officers.

Information concerning Directors of the Company is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically in the section captioned “Proposal I—Election of Directors.” [In addition, see “Executive Officers of the Company” in Item 1 for information concerning our executive officers.] Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from our Proxy Statement, specifically captioned as “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding the Company’s Audit Committee is incorporated herein by reference from our Proxy Statement, specifically captioned as “Audit Committee.” Information regarding the Company’s nomination process to the Board of Directors is incorporated by reference from our Proxy statement, specifically in the section captioned “Proposal I – Election of Directors.”

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

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.” Information concerning Director independence is incorporated herein by reference from our proxy statement, specifically the section captioned “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Auditors.”

PART IV

ITEM 15.	EXHIBITS

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

	•	Report of Independent Registered Public Accounting Firm

	•	Consolidated Statements of Financial Condition at December 31, 2011 and 2010

	•	Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010

	•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011 and 2010

	•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

	•	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

2.1	Agreement and Plan of Merger by and among (i) Northfield Savings Bank, Northfield Bancorp, Inc. and Northfield Bancorp, MHC, and (ii) Flatbush Federal Savings and Loan Association, Flatbush Federal Bancorp, Inc. and Flatbush Federal Bancorp, MHC.*

2.2	Second Amendment to Purchase Agreement. **

3.1	Federal Stock Charter of Flatbush Federal Bancorp, Inc. ***

3.2	Bylaws of Flatbush Federal Bancorp, Inc., as amended. ***

4	Form of common stock certificate of Flatbush Federal Bancorp, Inc. ***

10.1	Deferred Compensation Plan for Anthony J. Monteverdi. ****

10.2	Flatbush Federal Savings & Loan Association Amended and Restated Directors Retirement Plan. *****

10.3	Employee Stock Ownership Plan. ***

10.4	Amended and Restated Employment Agreement for Jesus R. Adia. *****

10.5	Amended and Restated Employment Agreement for John S. Lotardo. *****

10.6	Amended and Restated Executive Supplemental Retirement Income Agreement for Jesus R. Adia. *****

10.7	Amended and Restated Executive Supplemental Retirement Income Agreement for John S. Lotardo**, ***

13	Annual Report to Stockholders

21	Subsidiaries of the Registrant

23	Consent of ParenteBeard LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Flatbush Federal Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 formatted in XBRL: (1) Consolidated Statements of Financial Condition as of December 31, 2011 and 2010; (2) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010; (3) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010; (4) Consolidated Statements of Cash Flow for the years ended December 31, 2011 and 2010; and (5) Notes to Consolidated Financial Statements.******

*	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, originally filed as an exhibit to Form 8-K with the Securities and Exchange Commission on March 15, 2012.

**	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011 filed as an exhibit on Form 8-K with the Securities and Exchange Commission on March 29, 2011.

***	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission on June 27, 2003.

****	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 31, 2009.

*****	Denotes management contract or compensatory plan.

******	These interactive data files are being furnished as part of this Annual Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flatbush Federal Bancorp, Inc.

Date: March 30, 2012	By:	/s/ Jesus R. Adia
Jesus R. Adia
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jesus R. Adia	By:	/s/ John S. Lotardo
	Jesus R. Adia		John S. Lotardo,
	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)		EVP and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 30, 2012		Date: March 30, 2012

By:	/s/ D. John Antoniello	By:	/s/ Michael J. Lincks
	D. John Antoniello		Michael J. Lincks
	Director		Director

Date: March 30, 2012		Date: March 30, 2012

By:	/s/ Patricia A. McKinley Scanlan	By:	/s/ Alfred S. Pantaleone
	Patricia A. McKinley		Alfred S. Pantaleone
	Director		Director

Date: March 30, 2012		Date: March 30, 2012

By:	/s/ Charles J. Vorbach
Charles J. Vorbach
Director

Date: March 30, 2012

EXHIBIT INDEX

2.1	Agreement and Plan of Merger by and among (i) Northfield Savings Bank, Northfield Bancorp, Inc. and Northfield Bancorp, MHC, and (ii) Flatbush Federal Savings and Loan Association, Flatbush Federal Bancorp, Inc. and Flatbush Federal Bancorp, MHC.*

2.2	Second Amendment to Purchase Agreement. **

3.1	Federal Stock Charter of Flatbush Federal Bancorp, Inc. ***

3.2	Bylaws of Flatbush Federal Bancorp, Inc.***

4	Form of common stock certificate of Flatbush Federal Bancorp, Inc. ***

10.1	Deferred Compensation Plan for Anthony J. Monteverdi. ****

10.2	Flatbush Federal Savings & Loan Association Amended and Restated Directors Retirement Plan. *****

10.3	Employee Stock Ownership Plan. ****

10.4	Amended and Restated Employment Agreement for Jesus R. Adia. *****

10.5	Amended and Restated Employment Agreement for John S. Lotardo. *****

10.6	Amended and Restated Executive Supplemental Retirement Income Agreement for Jesus R. Adia. *****

10.7	Amended and Restated Executive Supplemental Retirement Income Agreement for John S. Lotardo. *****

13	Annual Report to Stockholders

21	Subsidiaries of the Registrant

23	Consent of ParenteBeard LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Flatbush Federal Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 formatted in XBRL: (1) Consolidated Statements of Financial Condition as of December 31, 2011 and 2010; (2) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010; (3) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010; (4) Consolidated Statements of Cash Flow for the years ended December 31, 2011 and 2010; and (5) Notes to Consolidated Financial Statements.******

*	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, originally filed as an exhibit to Form 8-K with the Securities and Exchange Commission on March 15, 2012.

**	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011 filed as an exhibit on Form 8-K with the Securities and Exchange Commission on March 29, 2011.

***	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011 originally filed with the Securities and Exchange Commission on June 27, 2003.

****	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 31, 2009.

*****	Denotes management contract or compensatory plan.

******	These interactive data files are being furnished as part of this Annual Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

