Form 10-Q
period 2012-03-31
FLATBUSH FEDERAL BANCORP INC
filed 2012-05-15
CIK 1243496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May14 , 2011 the Registrant had outstanding 2,736,907 shares of common stock.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
ASSETS	2012	2011

Cash and amounts due from depository institutions	$1,884,813	$1,871,605
Interest earning deposits in other banks	5,878,201	1,179,582
Federal funds sold	6,500,000	5,750,000
Cash and cash equivalents	14,263,014	8,801,187

Securities held to maturity; fair value of $26,662,594 (2012) and $27,402,087 (2011)	24,941,701	25,748,582
Loans receivable, net of allowance for loan losses of $1,074,396 (2012) and $2,247,171 (2011)	90,540,279	95,161,715
Real estate owned	1,195,030	743,830
Premises and equipment	5,211,979	2,377,057
Federal Home Loan Bank of New York stock	501,500	698,200
Accrued interest receivable	503,143	554,307
Bank owned life insurance	4,561,444	4,523,252
Other assets	4,151,048	4,106,279
Total assets	$145,869,138	$142,714,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$5,297,349	$5,197,945
Interest bearing	113,378,774	109,724,623
Total deposits	118,676,123	114,922,568
Federal Home Loan Bank of New York advances	5,709,107	10,081,574
Advance payments by borrowers for taxes and insurance	512,873	190,155
Other liabilities	1,730,071	2,960,087
Total liabilities	126,628,174	128,154,384
Stockholders’ equity:
Preferred stock $0.01 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock $0.01 par value; authorized 9,000,000 shares; issued 2,799,657 shares; outstanding 2,736,907 shares	27,998	27,998
Paid-in capital	12,742,273	12,725,312
Retained earnings	9,746,876	5,152,987
Unearned employees’ stock ownership plan (ESOP) shares	(400,390)	(409,108)
Treasury stock, 62,750 shares	(446,534)	(446,534)
Accumulated other comprehensive loss	(2,429,259)	(2,490,630)
Total stockholders’ equity	19,240,964	14,560,025

Total liabilities and stockholders’ equity	$145,869,138	$142,714,409

See notes to consolidated financial statements.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended
	March 31,
	2012	2011
Interest Income
Loans, including fees	$1,260,334	$1,475,152
Mortgage-backed securities	256,976	273,666
Investment securities	36,793	12,093
Other interest earning assets	485	1,891
Total interest income	1,554,588	1,762,802

Interest Expense
Deposits	349,804	372,208
Borrowings	15,150	38,208
Total interest expense	364,954	410,416

Net Interest Income	1,189,634	1,352,386
Provision for loan losses	198,426	139,793
Net interest income after provision for loan losses	991,208	1,212,593

Non-interest income
Fees and service charges	15,435	24,924
Gain on sale of property	9,072,771	—
BOLI income	38,192	37,127
Other	4,364	752
Total non-interest income	9,130,762	62,803

Non-interest expenses
Salaries and employee benefits	632,335	605,023
Net occupancy expense of premises	183,407	133,029
Equipment	124,060	178,029
Directors’ compensation	61,529	45,391
Professional fees	363,100	89,850
Other insurance premiums	56,730	36,361
Federal deposit insurance premiums	22,000	48,333
Other	287,433	115,332
Total non-interest expenses	1,730,594	1,251,348

Income before income tax expense (benefit)	8,391,376	24,048
Income tax expense (benefit)	3,797,488	(11,966)

Net income	$4,593,888	$36,014

Net income per common share – Basic and diluted	$1.72	$0.01
Weighted average number of shares outstanding – Basic and diluted	2,675,410	2,670,143

See notes to consolidated financial statements.

2

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2012	2011

Net income	$4,593,888	$36,014

Other comprehensive income, net of income taxes:
Benefit plans	105,538	66,661
Deferred income taxes	(44,167)	(27,897)
	61,371	38,764
Comprehensive income	$4,655,259	$74,778

See notes to consolidated financial statements.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flow from operating activities:
Net income	$4,593,888	$36,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	29,725	41,064
Net accretion and amortization of discounts, premiums and deferred loan fees and costs	(5,041)	24,792
Deferred income tax	738,062	—
Provision for loan losses	198,426	139,793
Gain on Sale of premises and equipment	(9,072,771)	—
ESOP shares committed to be released	5,180	7,683
MRP expense	10,146	10,145
Stock option expense	10,353	10,353
Decrease in accrued interest receivable	51,164	85,779
Increase in cash surrender value of BOLI	(38,192)	(37,127)
Increase in other assets	(826,997)	(423,399)
(Decrease) increase in other liabilities	(1,124,478)	123,417
Net cash (used) provided by operating activities	(5,430,535)	18,514

Cash flow from investing activities:
Principal repayments on securities held to maturity	805,791	1,625,415
Purchases of securities held to maturity	—	(1,119,746)
Purchases of loan participation interests	—	(104,808)
Net change in loans receivable	3,977,941	2,139,843
Proceeds from sale of premises and equipment	6,215,924	—
Additions to premises and equipment	(7,800)	(28,323)
Redemption of Federal Home Loan Bank of New York stock, net	196,700	86,200
Net cash provided by investing activities	11,188,556	2,598,581

Cash flow from financing activities:
Net increase (decrease) in deposits	3,753,555	(712,570)
Repayment of advances from Federal Home Loan Bank of New York	(372,467)	(2,414,055)
Net change in short-term borrowings from Federal Home Loan Bank of New York	(4,000,000)	500,000
Increase in advance payments by borrowers for taxes and insurance	322,718	214,842
Net cash used by financing activities	(296,194)	(2,411,783)
Net increase in cash and cash equivalents	5,461,827	205,312
Cash and cash equivalents – beginning	8,801,187	8,184,340

Cash and cash equivalents – ending	$14,263,014	$8,389,652
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$367,109	$428,591
Income taxes	$4,000,585	$346,960
Acquisition of real estate owned in settlement of loans receivable	$451,200	—

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

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events”, the Company has evaluated events and transactions occurring subsequent to the Statement of Financial Condition date of March 31, 2012 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 3. NET INCOME PER COMMON SHARE

Net income per common share was computed by dividing net income for the three months ended March 31, 2012 and 2011 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP. Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. At and for the three months ended March 31, 2012 and 2011, there was no dilutive effect for the 82,378 and 82,378, respectively, of stock options outstanding. At and for the three months ended March 31, 2012 and 2011, there was no dilutive effect for the 7,598 and 11,398, respectively, of non-vested restricted stock awards.

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

NOTE 5. SECURITIES HELD TO MATURITY

	March 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Government National Mortgage Association	$5,166,420	$316,120	$—	$5,482,540
Federal National Mortgage Association	12,300,813	1,100,887	—	13,401,700
Federal Home Loan Mortgage Corporation	3,131,125	175,867	19,300	3,287,692

Total Mortgage-Backed Securities	20,598,358	1,592,874	19,300	22,171,932
Corporate Debt	4,343,343	152,355	5,036	4,490,662
	$24,941,701	$1,745,229	$24,336	$26,662,594

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Government National Mortgage Association	$5,342,679	$322,917	$—	$5,665,596
Federal National Mortgage Association	12,778,385	1,068,213	—	13,846,598
Federal Home Loan Mortgage Corporation	3,280,117	175,596	19,303	3,436,410

Total Mortgage-Backed Securities	21,401,181	1,566,727	19,303	22,948,604
Corporate Debt	4,347,401	135,320	29,238	4,453,483
	$25,748,582	$1,702,046	$48,561	$27,402,087

NOTE 5. SECURITIES HELD TO MATURITY (CONTINUED)

All mortgage-backed securities held at March 31, 2012, and December 31, 2011, were secured by residential real estate.

The age of unrealized losses and fair value of related securities held to maturity are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

March 31, 2012:
Federal Home Loan Mortgage Corporation	$46,588	$140	$648,520	$19,160	$695,108	$19,300
Corporate debt	450,673	5,036	—	—	450,673	5,036

Total	$497,261	$5,176	$648,520	$19,160	$1,145,780	$24,336

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2011:
Federal Home Loan Mortgage Corporation	$581,132	$17,427	$119,298	$1,876	$700,430	$19,303
Coporate debt	888,807	29,238	—	—	888,807	29,238

Total	$1,469,939	$46,665	$119,298	$1,876	$1,589,237	$48,541

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

NOTE 5. SECURITIES HELD TO MATURITY (CONTINUED)

At March 31, 2012, and December 31, 2011, management concluded that the unrealized losses above (which, at March 31, 2012, related to two corporate debt securities and four Federal Home Loan Mortgage Corporation mortgage-backed securities) are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuer of the securities.

The amortized cost and estimated fair value of mortgage-backed securities at March 31, 2012 by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers generally have the right to prepay obligations.

	March 31, 2012
	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	2,636,582	2,683,032
Due after five years through ten years	1,889,087	1,994,814
Due after ten years	20,416,032	21,984,748
Total	$24,941,701	$26,662,594

NOTE 6. LOANS RECEIVABLE

Loans receivable, net, consists of the following:

	March 31, 2012	December 31, 2011
	(in thousands)

Gross loans	$91,722	$97,610
Loans in process	—	(105)
Deferred loan fees, net	(108)	(97)
Allowance for loan loss	(1,074)	(2,247)
	$90,540	$95,162

NOTE 6. LOANS RECEIVABLE (CONTINUED)

The following table summarizes the primary segments of the allowance for loan losses (“ALLL”) and activity therein, segregated into the amounts required for loans individually evaluated for impairment and the amounts required for loans collectively evaluated for impairment as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and March 31, 2011.

	Construction, Land and Unsecured Business Loan	Commercial Real Estate	Residential Multifamily Real Estate	Residential One-to four- Family Real Estate	Credit Card	Home Equity	Passbook Loans	Total
	(in thousands)
Allowance for loan losses:
Three months ended March 31, 2012:
Beginning Balance	$495	$1,280	$35	$436	$2	$—	$—	$2,247
Charge-offs	(408)	(756)	—	(203)	(4)	—	—	(1,371)
Provision	(40)	142	1	92	4	—	—	198

Ending Balance	$46	$666	$36	$324	$2	$—	$—	$1,074

	Construction, Land and Unsecured Business Loan	Commercial Real Estate	Residential Multifamily Real Estate	Residential One-to four-Family Real Estate	Credit Card	Home Equity	Passbook Loans	Total
	(in thousands)
Allowance for loan losses:
Three months ended March 31, 2011:

Beginning Balance	$810	$583	$36	$214	$6	$—	$—	$1,649
Charge-offs	—	—	—	(5)	—	—	—	(5)
Provision	106	23	—	6	5	—	—	140

Ending Balance	$916	$606	$36	$215	$11	$—	$—	$1,784

NOTE 6. LOANS RECEIVABLE (CONTINUED)

	Construction, Land and Unsecured Business Loan	Commercial Real Estate	Residential Multifamily Real Estate	Residential One-to four-family Real Estate	Credit Card	Home Equity	Passbook Loan	Total
	(in thousands)
At March 31, 2012:Allowance for loan loss:

Ending balance: individually evaluated for impairment	$—	$—	$104	$—	$—	$—	$—	$104
Ending balance: collectively evaluated for impairment	$46	$666	$36	$220	$2	$—	$—	$970

Loan receivable:
Ending balance	$748	$19,479	$5,892	$65,453	$32	$81	$37	$91,722
Ending balance: individually evaluated for impairment	$708	$1,280	$—	$5,923	$—	$—	$—	$7,911
Ending balance: collectively evaluated for impairment	$40	$18,200	$5,892	$59,530	$32	$81	$37	$83,811

NOTE 6. LOANS RECEIVABLE (CONTINUED)

	Construction, Land and Unsecured Business Loan	Commercial Real Estate	Residential Multifamily Real Estate	Residential One-to four-family Real Estate	Credit Card	Home Equity	Passbook Loan	Total
	(in thousands)
December 31, 2011:
Allowance for loan losses:
Ending Balance:	$495	$1,279	$35	$436	$2	$—	$—	$2,247
Ending balance: individually evaluated for impairment	$407	$623	$—	$260	$—	$—	$—	$1,290
Ending balance: collectively evaluated for impairment	$88	$656	$35	$176	$2	$—	$—	$957

Loan receivable:
Ending balance	$3,118	$21,901	$5,749	$66,681	$37	$87	$37	$97,610
Ending balance: individually evaluated for impairment	$2,176	$2,325	$—	$5,143	$—	$—	$—	$9,644
Ending balance: collectively evaluated for impairment	$942	$19,575	$5,749	$61,538	$37	$87	$37	$87,965

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal

NOTE 6. LOANS RECEIVABLE (CONTINUED)

and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

The Company adopted Accounting Standards Update (“ASU”) No. 2011-02 on July 1, 2011. ASU No. 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. As a result of our adoption of ASU No. 2011-02, we reassessed the terms and conditions to customers on all modifications granted from January 1, 2012 through March 31, 2012, and determined that no such loans were troubled debt restructurings.

NOTE 6. LOANS RECEIVABLE (CONTINUED)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2012.

	Impaired Loans With Specific Allowances		Impaired Loans With No Specific Allowances	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(in thousands)
March 31, 2012:
Construction and land	$—	$—	$708	$708	$796
Commercial Real
Estate	—	—	1,280	1,280	1,559
Residential one-to four-family
Real Estate	913	104	5,010	5,923	6,126

Total impaired loans	$913	$104	$6,998	$7,911	$8,481

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2011.

	Impaired Loans With Specific Allowances		Impaired Loans With No Specific Allowances	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(in thousands)
December 31, 2011:
Construction and land	$2,176	$407	$—	$ 2, 176	$2,176
Commercial Real Estate	2,297	623	29	2,325	2,325
Residential one-to four-family real estate	2,239	260	2,904	5,143	5,143
Total impaired loans	$6,712	$1,290	$2,933	$9,644	$9,644

NOTE 6. LOANS RECEIVABLE (CONTINUED)

The following table presents the average recorded investment and interest income recognized on impaired loans during the three months ended March 31, 2012.

	Three months ended
	March 31, 2012
	Average	Interest
	Recorded	Income
	Investment	Recorded
	(in thousands)

Construction and land	$908	$—

Commercial Real Estate	2,046	9

Residential one-to four-family Real Estate	5,216	11

Total	$8,170	$20

The following table presents the average recorded investment and interest income recognized on impaired loans during the three months ended March 31, 2011.

	Three months ended March 31, 2011
	Average Recorded Investment	Interest Income Recorded
	(in thousands)

Construction and land	$1,937	$—

Commercial Real Estate	3,153	9

Residential one-to four-family Real Estate	3,961	8

Credit Card	7	—

Total	$9,057	$17

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

NOTE 6. LOANS RECEIVABLE (CONTINUED)

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

The following table presents the classes of the loan portfolio summarized by the pass category and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of March 31, 2012 and December 31, 2011.

	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
March 31, 2012:
Construction and land	$—	$—	$708	$—	$708
Commercial real estate	18,199	—	1,280	—	19,479
Residential mortgage multifamily real estate	5,892	—	—	—	5,892
Residential mortgage one-to four-family real estate	58,669	1,774	5,010	—	65,453
Unsecured business loan	40	—	—	—	40
Credit card	32	—	—	—	32
Home equity	81	—	—	—	81
Passbook loan	37	—	—	—	37
Total	$82,950	$1,774	$6,998	$—	$91,722

NOTE 6. LOANS RECEIVABLE (CONTINUED)

	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2011:
Construction and land	$—	$515	$2,563	$—	$3,078
Commercial real estate	19,575	—	2,325	—	21,901
Residential mortgage multifamily real estate	5,749	—	—	—	5,749
Residential mortgage one-to four-family real estate	60,732	1,720	4,230	—	66,681
Unsecured business loan	40	—	—	—	40
Credit card	37	—	—	—	37
Home equity	87	—	—	—	87
Passbook loan	37	—	—	—	37
Total	$86,257	$2,235	$9,118	$—	$97,610

NOTE 6. LOANS RECEIVABLE (CONTINUED)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2012 and December 31, 2011:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Non- Accrual
	(in thousands)

March 31, 2012:Construction and land	$385	$—	$—	$323	$323	$708	$323
Commercial real estate	18,735	—	—	744	744	19,479	744
Unsecured Business Loan	40	—	—	—	—	40	—
Residential Multi family Real Estate	5,892	—	—	—	—	5,892	—
Residential One-to four-family Real Estate	57,846	1,216	1,382	5,009	7,607	65,453	5,009
Credit Card	30	2	—	—	2	32	—
Home Equity	81	—	—	—	—	81	—
Passbook Loan	37	—	—	—	—	37	—
Total	$83,046	$1,218	$1,382	$6,076	$8,676	$91,722	$6,076

NOTE 6. LOANS RECEIVABLE (CONTINUED)

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Non- Accrual
	(in thousands)
December 31, 2011:
Construction and land	$387	$515	$—	$2,176	$2,691	$3,079	$2,176
Commercial real estate	20,122	—	—	1,779	1,779	21,901	1,779
Unsecured Business Loan	40	—	—	—	—	40	—
Residential Multi family Real Estate	5,749	—	—	—	—	5,749	—
Residential One-to four-family Real Estate	60,438	2,014		4,230	6,244	66,681	4,230
Credit Card	33	—	3	—	3	37	—
Home Equity	87	—	—	—	—	87	—
Passbook Loan	37	—	—	—	—	37	—
Total	$86,893	$2,529	$3	$8,185	$10,717	$97,610	$8,185

The Association may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan which is then identified as a troubled debt restructuring (TDR). The Association may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculation the Company’s allowance for loan losses.

The Association identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future.

NOTE 6. LOANS RECEIVABLE (CONTINUED)

The following table reflects information regarding troubled debt restructurings for the three months ended March 31, 2012 and year ended December 31, 2011:

		Pre-	Post
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investments	Investments
March 31, 2012:

Troubled debt restructurings	—	$—	$—

		Pre-	Post
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investments	Investments
December 31, 2011:

Troubled debt restructurings:
Residential mortgage	3	$819,085	$777,229

There were no troubled debt restructuring which subsequently defaulted during the three months ended March 31, 2012.

Loans whose terms are modified are classified as troubled debt restructurings if the Association grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

NOTE 7. RETIREMENT PLANS – COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the funded employee pension plan was as follows:

	Three months Ended
	March 31,
	2012	2011

Service cost	$—	$—
Interest cost	67,901	76,216
Expected return on assets	(111,754)	(123,220)
Amortization of unrecognized net loss	95,554	60,678
Net periodic benefit cost	$51,701	$13,674

Periodic pension expense for other unfunded plans was as follows:

	Three months ended
	March 31,
	2012	2011

Service cost	$7,492	$5,499
Interest cost	13,876	15,525
Amortization of past service cost	4,706	5,278
Amortization of unrecognized net loss	5,278	705
Net periodic benefit cost	$31,352	$27,007

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

NOTE 8. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company had no financial assets which are required to be measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011.

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable	(Level 3) Significant Unobservable Inputs
		(In Thousands)	Inputs
Impaired Loans:

March 31, 2012	$2,144	$—	$—	$2,144

December 31, 2011	$5,422	$—	$—	$5,422

Impaired loans at March 31, 2012, consisted of six loans valued based on appraisals adjusted by level 3 measurements to discount appraisals based on age and to estimate selling costs. The aggregate level 3 measurements reduced the appraised values by 15% to 25% (weighted average 20%).

The Company had no liabilities which are required to be measured at fair value on a recurring or non-recurring basis at March 31, 2012 and December 31, 2011.

The following information should not be interpreted as an estimate of the fair value of the entire Association since a fair value calculation is only provided for a limited portion of the Association’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Association’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of financial instruments at March 31, 2012 and December 31, 2011:

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

NOTE 8. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

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

NOTE 8. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

As of March 31, 2012 and December 31, 2011, the fair value of commitments to extend credit were not considered to be material.

	March 31, 2012
	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)

Financial assets:
Cash and cash equivalents	$14,263	$14,263	$14,263	$—	$—
Securities held to maturity	24,942	26,663	—	26,663	—
FHLB stock	502	502	—	502
Loans receivable	90,540	94,419	—	—	94,419
Accrued interest receivable	503	503	503	—	—

Financial liabilities:
Deposits	118,676	119,318	39,540	79,778	—
Advances from FHLB	5,709	5,718	—	5,718	—
Accrued interest payable	3	3	3	—	—

NOTE 8. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

The estimated fair values of financial instruments were as follows at December 31, 2011.

	December 31, 2011
	Carrying Amount	Estimated Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$8,801	$8,801
Securities held to maturity	25,749	27,402
FHLB stock	698	698
Loans receivable	95,162	101,557
Accrued interest receivable	554	554

Financial liabilities:
Deposits	114,923	116,442
Advances from FHLB	10,082	10,113
Accrued interest payable	5	5

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

The following is a summary of recently issued authoritative pronouncements that could have an impact on the accounting, reporting, and/or disclosure of the consolidated financial information of the Company.

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income - Presentation of Comprehensive Income”. The provisions of this ASU amend FASB Accounting Standards Codification (“ASC”) Topic 220, “Comprehensive Income,” to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements.

The FASB subsequently issued ASU 2011-12, which defers the presentation of all reclassification adjustments while the FASB considers the operational concerns raised with regard to this presentation, as

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

well as whether or not this presentation meets the needs of financial statement users. Until the FASB has reached a decision, reporting entities should continue to present reclassifications out of accumulated other comprehensive income consistent with pre-existing requirements.

The provision to prepare either a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income remains in effect for fiscal years and interim periods beginning after December 15, 2011 for public companies, and for fiscal years ending after December 15, 2012 for nonpublic companies. The adoption of this pronouncement did not have a material impact on consolidated operations or financial position.

The FASB issued ASU 2011-04 to amend FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this pronouncement did not have a material impact on consolidated operations or financial position.

NOTE 10. FEDERAL HOME LOAN BANK OF NEW YORK STOCK

Federal Home Loan Bank of New York (“FHLB”) stock, which represents required investment in the common stock of a correspondent bank, is carried at cost and as of March 31, 2012 and December 31, 2011, consists of the common stock of FHLB.

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

Management believes no impairment charge is necessary related to the FHLB stock as of March 31, 2012.

NOTE 11. PROPERTY SALE

During 2010, the Company entered into an agreement (the “Agreement”) to sell its current main branch building and a portion of Flatbush Federal’s adjoining real estate to a third party (the “Purchaser”) (the “Transfer”). Under the Agreement, Purchaser would acquire Flatbush Federal’s current main branch building located at 2146 Nostrand Avenue, Brooklyn, New York (“Property A”). In addition thereto, the Purchaser would take title to 2158 Nostrand Avenue, Brooklyn, New York (“Property B”), and an approximately 12,305 square foot parcel (“Property C”) of a larger adjoining parking lot (“Lot 124”) abutting parts of Nostrand Avenue and Hillel Place, Brooklyn, New York (Property A, Property B, and Property C are collectively, the “Properties”).

On March 24, 2011, the Company and the Purchaser entered into an amendment to the Agreement. The significant terms of the Agreement, as amended, are as follows:

1.	The Purchaser was required to subdivide Lot 124 (of which Property C forms a part of) into two separate tax lots or parcels (the “Subdivision”). Lot 124 consists of (i) Parcel C and (ii) a 3,100 square foot parcel which abuts Hillel Place (the “Retained Property”). Flatbush Federal will retain title to the Retained Parcel, which will become the site of a new branch building (“Branch Building”).

2.	The Transfer must close (the “Closing”) five (5) days after the date the Subdivision has been approved and new tax lot numbers are assigned to Property C and the Retained Property.

3.	The Purchaser is obligated to complete construction of and deliver to the Company a building containing a 3,000 square foot ground floor bank branch, a cellar, and three (3) additional floors of office space. In consideration of constructing the three (3) additional floors of office space, the Purchaser shall receive a credit at the Closing.

4.	One of the principals of the Purchaser will personally guarantee the Purchaser’s obligation to deliver the bank branch and office building to Flatbush Federal.

The Company plans to use the additional three (3) floors of office space (consisting of approximately 7,125 of additional square feet) for its executive and administrative offices.

The transfer closed on January 13, 2012; at that date the Company received $6,340,000 in cash and a building valued at $3,176,000 and recorded a pre-tax gain of $9,073,000.

Upon the closing, Flatbush Federal began leasing back Property A on an interim basis for its continued use as a temporary bank branch (the “Branch Lease”) for one ($1.00) dollar per year. Flatbush Federal must relocate to the new Branch Building no later than 45 days after the Purchaser completes the construction of the Branch Building and if applicable, the Purchaser’s contractor has completed construction of the interior build-out and delivers to Flatbush Federal a temporary certificate of occupancy for the Branch Building, Bank branch expansion and interior build-out. At that time, the Branch Lease will terminate, and Flatbush Federal will open the Branch Building for business as its new bank branch. Estimated construction completion is first quarter of 2013.

NOTE 12. MERGER AGREEMENT

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

NOTE 13. REGULATORY CONSENT ORDER

Effective April 12, 2012, the Association entered into an agreement with the Comptroller of the Currency (the “OCC”). The Agreement provides, among other things, that within specified time frames:

•	the Association must conduct a review and assess the qualifications of its senior executive officers and board members, and shall give notice to the OCC prior to appointing any new senior executive officer or director;
•	the Association must submit for review and non-objection by the OCC a three-year written capital plan;
•	the Association must submit for review and non-objection by the OCC a three-year business plan, including a projection of major balance sheet and income statement items;
•	the Association must establish credit risk management practices that ensure effective credit administration, portfolio management and monitoring, and risk mitigation;
•	the Association must review the adequacy of its allowance for loan and lease losses and establish a program for the maintenance of an adequate allowance;
•	the Association may not invest in corporate securities without first developing an implementing OCC-approved policies and procedures to monitor and control such activity;
•	the Association must adopt, implement and comply with a written consumer compliance program; and
•	the Association will not be permitted to enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officers or directors, unless it provides prior written notice of the proposed transaction to the OCC.

The foregoing description of the Agreement is qualified in its entirety by reference to the Agreement between the Association and the OCC, which is included in a Form 8-k filed with the Securities and Exchange Commission on April 12, 2012.

NOTE 13. REGULATORY CONSENT ORDER (CONTINUED)

The existence and terms of the Order has and will influence the Association’s ongoing operations. Management is unable to determine the effects, if any, that the Association would experience if it is unable to comply with the Order.

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

The Company’s total assets as March, 31, 2012 were $145.9 million compared to $142.7 million at December 31, 2011, an increase of $3.2 million or 2.2%. Loans receivable decreased $4.6 million, or 4.8%, to $90.5 million at March 31, 2012 from $95.2 million at December 31, 2011. Mortgage-backed securities decreased $803,000, or 3.8%, to $20.6 million at March 31, 2012 from $21.4 million as of December 31, 2011. Investment securities totaled $4.3 million at March 31, 2012 and December 31, 2011. Cash and cash equivalents increased $5.5 million, primarily due to proceeds of the building sale and loan payoffs, or 62.5%, to $14.3 million at March 31, 2012 from $8.8 million at December 31, 2011.

Total deposits increased $3.8 million, or 3.3%, to $118.7 million at March 31, 2012 from $114.9 million at December 31, 2011. As of March 31, 2012, advances from the Federal Home Loan Bank of New York (“FHLB”) were $5.7 million compared to $10.1 million as of December 31, 2011, a decrease of $4.4 million, or 43.6%.

Total stockholders’ equity increased $4.7 million, or 32.2%, to $19.2 million at March 31, 2012 from $14.6 million at December 31, 2011. The increase to stockholders’ equity reflects net income of $4.6 million, amortization of $5,000 of unearned ESOP shares, amortization of $10,000 of restricted stock awards for the Company’s Stock-Based Incentive Program, amortization of $10,000 of stock option awards and a decrease of $61,000 of accumulated other comprehensive loss during the quarter ended March 31, 2012.

On August 30, 2007, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock. Stock repurchases are made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. During the three months ended March 31, 2012, the Company did not repurchase any shares. As of March 31, 2012, under the current program, a total of 12,750 shares had been repurchased at a weighted average price of $4.44 per share.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011

General. Net income increased by $4.6 million, to net income of $4.6 million for the quarter ended March 31, 2012 from net income of $36,000 for the same quarter in 2011. The increase for the current quarter was primarily due to a one-time pre-tax gain on sale of property of $9.07 million and decreases of $22,000 in interest expense on deposits and $23,000 in interest expense on borrowings from FHLB, partially offset by decreases of $208,000 in interest income and $5,000 in other non-interest income, and increases of $479,000 in non-interest expense, $58,000 in the provision for loan loss and $3.8 million in income tax expense.

Interest Income. Total interest income decreased $208,000, or 11.8%, to $1.6 million for the quarter ended March 31, 2012 from $1.8 million for the quarter ended March 31, 2011. The decrease in interest income can be primarily attributed to lower average balances and yields for these assets. For the three months ended March 31, 2012, the average balance of $131.2 million in interest-earning assets earned an average yield of 4.74% compared to an average yield of 5.25% on an average balance of $134.2 million for the three months ended March 31, 2011. The decline in the average balance was primarily due to loan payoffs and slowing loan demand.

Interest income on loans decreased $215,000, or 14.6%, to $1.26 million for the quarter ended March 31, 2012, from $1.48 million for the same quarter in 2010. The average balance of loans decreased $12.1 million to $92.9 million for the quarter ended March 31, 2012 from $105.0 million for the quarter ended March 31, 2011. The average yield on loans decreased by 19 basis points to 5.43% for the quarter ended March 31, 2012 from 5.62% for the quarter ended March 31, 2011.

Interest income on mortgage-backed securities decreased $17,000, or 6.2%, to $257,000 for the quarter ended March 31, 2012 from $274,000 for the quarter ended March 31, 2011. The average balance of mortgage-backed securities decreased $731,000, or 3.4%, to $20.9 million for the quarter ended March 31, 2012 from $21.7 million for the quarter ended March 31, 2011. The average yield decreased by 14 basis points to 4.91% for the quarter ended March 31, 2012 from 5.05% for the same period in 2011.

Interest income on investment securities increased $25,000, or 208.3%, to $37,000 for the quarter ended March 31, 2012 from $12,000 for the quarter ended March 31, 2011. The average balance of investment securities increased $4.1 million to $4.7 million for the quarter ended March 31, 2012 from $750,000 for the quarter ended March 31, 2011.The average yield on investment securities decreased 343 basis points to 3.02%, for the quarter ended March 31, 2012 from an average yield of 6.45% for the quarter ended March 31, 2011 primarily due to lower average yields on $4.3 million in corporate debt and lower dividend received on FHLB of NY stock.

Interest Expense. Total interest expense, comprised of interest expense on deposits and FHLB borrowings, decreased $45,000, or 11.0%, to $367,000 for the quarter ended March 31, 2012 from $410,000 for the quarter ended March 31, 2011. The average cost of interest-bearing liabilities decreased by 12 basis points to 1.23% for the quarter ended March 31, 2012 from 1.35% for the quarter ended March 31, 2011. The average balance of interest-bearing liabilities decreased $3.7 million, or 3.0% to $118.2 million for the quarter ended March 31, 2012 from $121.9 million for the quarter ended March 31, 2011.

Interest expense on deposits decreased $22,000, or 5.9%, to $350,000 for the quarter ended March 31, 2012, from $372,000 for the quarter ended March 31, 2011. The average cost of interest-bearing deposits decreased by 9 basis points to 1.25% for the quarter ended March 31, 2012 from 1.34% for the quarter ended March 31, 2011, reflecting the trend of declining interest rates on deposits. The average balance of interest-bearing deposits increased $907,000, or 0.8%, to $112.0 million for the quarter ended March 31, 2012 from $111.1 million for the quarter ended March 31, 2011.

Interest expense on FHLB borrowings decreased $23,000, or 60.5%, to $15,000 for the quarter ended March 31, 2012, from $38,000 for the quarter ended March 31, 2011. The average balance of FHLB borrowings decreased $4.6 million or 42.6%, to $6.2 million for the quarter ended March 31, 2012, from $10.8 million for the quarter ended March 31, 2011. The average cost of FHLB borrowings decreased by 44 basis points to 0.98% for the quarter ended March 31, 2012, from 1.42% for the quarter ended March 31, 2011.

Net Interest Income. Net interest income decreased $162,000, or 12.0%, to $1.19 million for the quarter ended March 31, 2012 from $1.35 million for the same quarter in 2011. The interest rate spread was 3.51% for the quarter ended March 31, 2012 compared to 3.91% for the quarter ended March 31, 2011, a decrease of 40 basis points. Interest margin for the quarter ended March 31, 2012 was 3.63% compared to 4.03% for the quarter ended March 31, 2011, a decrease of 40 basis points. The decrease in interest rate spread and interest margin can be attributed primarily to the decrease in the yield of interest-earning assets.

Provision for Loan Losses. The Company establishes the provision for loan loss, which is charged to operations, at a level deemed appropriate to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on the evaluation of these factors, a provision of $198,000 was recorded for the three months ended March 31, 2012. A provision of $140,000 was recorded for the three months ended March 31, 2011. The level of the allowance at March 31, 2012 is based on estimates, and the ultimate losses may vary from the estimates. Non-performing loans decreased to $6.1 million, or 4.2% of total assets as of March 31, 2012 from $8.2 million or 5.7% of total assets as of December 31, 2011 and $8.6 million or 6.0% of total assets as of March 31, 2011. As of March 31, 2012 the non-performing loans included fourteen 1-4 family residential mortgage loans totaling $5.0 million, two non-residential mortgage loans of $744,000 and one construction loans of $323,000. The allowance for loan losses totaled $1.1 million at March 31, 2012, and was comprised of $104,000 of specific allowance and $970,000 of general allowance. The allowance for loan losses totaled $2.2 million at December 31, 2011, and was comprised of $1.3 million of specific allowance and $957,000 of general allowance. A significant amount of the existing specific allowance of $1.3 million as of December 31, 2011 was charged-off during the quarter ended March 31, 2012.

Non-Interest Income. Non-interest income increased $9.07 million to $9.13 million for the quarter ended March 31, 2012 from $63,000 for the quarter ended March 31, 2011 primarily due to the $9.07 million pre-tax gain on sale of property previously discussed in Note 11 regarding property sale.

Non-Interest Expenses. Non-interest expenses increased $479,000, or 38.3%, to $1.73 million for the quarter ended March 31, 2012 from $1.25 million for the quarter ended March 31, 2011. The net increase of $479,000 in non-interest expenses is primarily attributable to increases to salaries and employee benefits, net occupancy expense of premises, director’s compensation, professional fees, other insurance premiums and miscellaneous expense, partially offset by decreases to equipment expense and Federal deposit insurance premium. Net occupancy expense of premises increased $50,000 to $183,000 for the quarter ended March 31, 2012, from $133,000 for the quarter ended March 31, 2011 primarily due to the loss of rental income from an expired property lease that was not renewed due to the sale of the property, along with new leasing terms for an existing branch location. Professional fees increased $273,000 to $363,000 for the quarter ended March 31, 2012 from $90,000 for the quarter ended March 31, 2011, primarily due to increased legal expenses related to the pending agreement of merger and acquisition. Miscellaneous expense increased $172,000 to $287,000 for the quarter ended March 31, 2012 from $115,000 for the quarter ended March 31, 2011 primarily due to expenses related to investment banking services for the pending agreement of merger and acquisition as well as additional consulting fees.

Income Tax Expense. The provision for income taxes increased $3.8 million, to an expense of $3.8 million for the quarter ended March 31, 2012 compared to a benefit of $12,000 for the same quarter in 2011. The increase was attributable to increased pre-tax income primarily due to the property sale gain.

Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Federal banking regulations sufficient to ensure the Association’s safe and sound operation. The Association’s liquidity, calculated by a ratio of short-term assets to short-term liabilities, averaged 12.94% during the month of March 2012. The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

The primary sources of investing activity are lending and the purchase of securities. Net loans totaled $90.5 million and $104.3 million at March 31, 2012 and March 31, 2011, respectively. Securities held to maturity totaled $24.9 million and $21.3 million at March 31, 2011 and March 31, 2011, respectively. In addition to funding new loans and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds. At March 31, 2012, the Company had a borrowing limit of $48.6 million from the FHLB, of which $5.7 million was advanced. At December 31, 2011 advances from the FHLB totaled $10.1 million.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations. At March 31, 2012, the Association had outstanding commitments to originate or purchase loans of $565,000. Certificates of deposit scheduled to mature in one year or less at March 31, 2012, totaled $61.5 million. Management believes that, based upon its experience and the Association’s deposit flow history, a significant portion of such deposits will remain with the Association.

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

The following tables set forth the Association’s capital position at March 31, 2012 and December 31, 2011, as compared to the minimum regulatory capital requirements:

	Actual		Minimal Capital Requirements			Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2012:			(Dollars in Thousands)
Total Capital	$22,108	25.60%	>$	6,909	>8.00%	>$	8,636	>10.00%
(to risk-weighted assets)

Tier 1 Capital	21,117	24.45%	>	—	>—	>	5,182	>6.00%
(to risk-weighted assets)

Core (Tier 1) Capital	21,117	14.69%	>	5,750	>4.00%	>	7,187	>5.00%
(to adjusted total assets)

Tangible Capital	21,117	14.69%	>	2,156	>1.50%	>	—	>—
(to adjusted total assets)

	Actual		Minimal Capital Requirements			Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2011:			(Dollars in Thousands)
Total Capital	$17,137	19.88%	>$	6,895	>8.00%	>$	8,619	>10.00%
(to risk-weighted assets)

Tier 1 Capital	16,179	18.77%	>	—	>—	>	5,171	>6.00%
(to risk-weighted assets)

Core (Tier 1) Capital	16,263	11.52%	>	5,645	>4.00%	>	7,056	>5.00%
(to adjusted total assets)

Tangible Capital	16,263	11.52%	>	2,117	>1.50%	>	—	>—
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

Economic Value of Equity

The Association’s interest rate sensitivity is monitored by management through the use of an independent third party Asset/Liability vendor which estimates the change in the Association’s economic value of equity (“EVE”) over a range of interest rate scenarios. EVE is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The EVE ratio, under any interest rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario. The Asset/Liability model produces its analysis based upon data submitted by the Association’s quarter-end financial data. The following table sets forth the Association’s EVE as of March 31, 2012, the most recent date the Association’s EVE was calculated.

	Economic Value of Equity			Economic Value of Equity as a Percentage of Present Value of Assets
Change in Interest Rates (basis points)	Estimated EVE	Amount of Change	Percent of Change	EVE Ratio	Change in Basis Points
	(Dollars in Thousands)
+300	$13,534	$(10,122)	(42.79%)	9.96%	(570)
+200	17,652	(6,004)	(25.38%)	12.46%	(320)
+100	21,419	(2,237)	(9.46%)	14.57%	(109)
0	23,656	—	—	15.66%	—
-100	24,816	1,160	4.90%	16.17%	51

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in economic value of equity require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the economic value of equity table presented assumes that the composition of interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the economic value of equity table provides an indication of the Association’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

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

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

As of March 31, 2012, the Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that management believes are immaterial to the Company’s consolidated financial condition, results of operations and cash flows, except as described below:.

On March 26, 2012, Robert H. Elburn, individually and on behalf of all others similarly situated (“Plaintiff'), filed a lawsuit against D. John Antoniello, Patricia A. McKinley Scanlan, Alfred S. Pantaleone, Charles J. Vorbach, Michael J. Lincks and Jesus R. Adia (the “Individual Defendants”), as well as Flatbush Federal Bancorp, Inc., Flatbush Federal Bancorp, MHC (collectively “Flatbush Federal”), Northfield Bancorp, Inc. and Northfield Bancorp, MHC (collectively “Northfield”) in the Supreme Court of the State of New York (the “Complaint”). Plaintiff purports to bring this action on his own behalf, as well as on behalf of all owners of Flatbush Federal common stock, except the Individual Defendants (the “Class”).

The allegations in the Complaint focus on the contemplated transaction in which Northfield will acquire all of the outstanding shares of Flatbush Federal (the “Transaction”). The Complaint alleges that the Individual Defendants breached their fiduciary duties to Flatbush Federal's shareholders by failing to take steps to maximize the value of Flatbush Federal by avoiding competitive bidding, failing to appropriately value Flatbush Federal and by ignoring numerous alleged conflicts of interest of Flatbush Federal's Board of Directors. The Complaint alleges that Flatbush Federal and Northfield aided and abetted the alleged breaches of fiduciary duty by the Individual Defendants.

As of May 15, 2012, none of the Defendants have been served by the Plaintiffs.  Upon service and after consultation with counsel, the Company and the other Defendants will review and respond to the Complaint.  Based on information about the Complaint, which is currently available to the Company, it is the Company’s opinion that the Complaint is without merit.

ITEM 1A. Risk Factors

A smaller reporting company is not required to provide the information required of this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 30, 2007, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of March 31, 2012, 12,750 total shares have been repurchased by the Company under this repurchase program. During the quarter ended March 31, 2012, no shares were repurchased. These total repurchased shares do not include the stock dividend shares of 1,340 which, along with the repurchased shares, are held as treasury stock.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2012 through January 31, 2012	—	$—	—	37,250
February 1, 2012 through February 29, 2012	—	—	—	37,250
March 1, 2012 through March 31, 2012	—	—	—	37,250

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

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

FLATBUSH FEDERAL BANCORP, INC.

FLATBUSH FEDERAL BANCORP, INC.

Date:	May 15, 2012	By:	/s/ Jesus R. Adia
Jesus R. Adia
President and
Chief Executive Officer

Date:	May 15, 2012	By:	/s/ John S. Lotardo
John S. Lotardo
Executive Vice President and Chief
Financial Officer

