Form 10-Q
period 2012-06-30
FLATBUSH FEDERAL BANCORP INC
filed 2012-08-14
CIK 1243496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2012 the Registrant had outstanding 2,736,907 shares of common stock.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30,	December 31,
ASSETS	2012	2011

Cash and amounts due from depository institutions	$2,068,445	$1,871,605
Interest earning deposits in other banks	3,786,020	1,179,582
Federal funds sold	5,700,000	5,750,000
Cash and cash equivalents	11,554,465	8,801,187

Securities held to maturity; fair value of $29,658,260 (2012) and $27,402,087 (2011)	27,916,534	25,748,582
Loans receivable, net of allowance for loan losses of $1,076,808 (2012) and $2,247,171 (2011)	87,355,682	95,161,715
Real estate owned	1,123,300	743,830
Premises and equipment	5,190,709	2,377,057
Federal Home Loan Bank of New York stock	472,400	698,200
Accrued interest receivable	482,930	554,307
Bank owned life insurance	4,600,037	4,523,252
Other assets	4,615,107	4,106,279
Total assets	$143,311,164	$142,714,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$5,547,491	$5,197,945
Interest bearing	111,982,784	109,724,623
Total deposits	117,530,275	114,922,568
Federal Home Loan Bank of New York advances	5,392,887	10,081,574
Advance payments by borrowers for taxes and insurance	200,062	190,155
Other liabilities	1,347,640	2,960,087
Total liabilities	124,470,864	128,154,384
Stockholders’ equity:
Preferred stock $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.01 par value; authorized 9,000,000 shares; issued 2,799,657 shares; outstanding 2,736,907 shares	27,998	27,998
Paid-in capital	12,762,421	12,725,312
Retained earnings	9,255,975	5,152,987
Unearned employees’ stock ownership plan (ESOP) shares	(391,672)	(409,108)
Treasury stock, 62,750 shares	(446,534)	(446,534)
Accumulated other comprehensive loss	(2,367,888)	(2,490,630)
Total stockholders’ equity	18,840,300	14,560,025

Total liabilities and stockholders’ equity	$143,311,164	$142,714,409

See notes to consolidated financial statements.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest Income
Loans, including fees	$1,192,558	$1,429,739	$2,452,892	$2,904,891
Mortgage-backed securities	250,832	263,965	507,808	537,629
Investment securities	33,358	16,832	70,151	28,925
Other interest earning assets	460	1,223	945	3,115
Total interest income	1,477,208	1,711,759	3,031,796	3,474,560

Interest Expense
Deposits	343,370	358,347	693,173	730,555
Borrowings	10,846	29,697	25,997	67,905
Total interest expense	354,216	388,044	719,170	798,460

Net Interest Income	1,122,992	1,323,715	2,312,626	2,676,100
Provision for loan losses	66,585	1,563,617	265,011	1,703,410
Net interest income (loss) after provision for loan losses	1,056,407	(239,902)	2,047,615	972,690

Non-interest income
Fees and service charges	23,059	38,339	38,494	63,262
Gain on sale of property	—	—	9,072,771	—
BOLI income	38,593	37,698	76,785	74,826
Other	929	20,180	5,293	20,933
Total non-interest income	62,581	96,217	9,193,343	159,021

Non-interest expenses
Salaries and employee benefits	611,952	619,899	1,244,287	1,224,922
Net occupancy expense of premises	193,071	124,549	376,478	257,578
Equipment	135,621	117,926	259,681	295,955
Directors’ compensation	60,229	50,206	121,758	95,597
Professional fees	140,138	89,945	252,891	179,795
Other insurance premiums	60,051	36,232	116,781	72,593
Federal deposit insurance premiums	41,000	47,561	63,000	95,894
Merger related expense	195,112	—	585,759	—
Regulatory compliance consulting	520,146	—	555,051	—
Other	103,216	115,201	215,444	230,533
Total non-interest expenses	2,060,536	1,201,519	3,791,130	2,452,867

Income (loss) before income tax expense (benefit)	(941,548)	(1,345,204)	7,449,828	(1,321,156)
Income tax expense (benefit)	(450,648)	(548,396)	3,346,840	(560,362)

Net income (loss)	$(490,900)	$(796,808)	$4,102,988	$(760,794)

Net income (loss) per common share – Basic and diluted	$(0.18)	$(0.30)	$1.53	$(0.29)

Weighted average number of shares outstanding – Basic and diluted	2,676,727	2,671,459	2,676,069	2,670,805

See notes to consolidated financial statements.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2012	2011	2012	2011

Net income (loss)	$(490,900)	$(796,808)	$4,102,988	$(760,794)

Other comprehensive income, net of income taxes:

Benefit plans	105,538	66,661	211,076	133,322
Deferred income taxes	(44,167)	(27,897)	(88,334)	(55,794)
	61,371	38,764	122,742	77,528

Comprehensive (loss) income	$(429,529)	$(758,044)	$4,225,730	$(683,266)

See notes to consolidated financial statements.

FLATBUSH FEDERAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flow from operating activities:
Net income (loss)	$4,102,988	$(760,794)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization of premises and equipment	58,419	65,689
Net accretion, amortization of discounts, premiums and deferred loan fees and costs	3,287	(57,561)
Deferred income tax	801,809	(1,605,150)
Provision for loan losses	265,011	1,703,410
Gain on Sale of premises and equipment	(9,072,771)	—
ESOP shares committed to be released	13,548	14,373
MRP expense	20,292	20,292
Stock option expense	20,706	20,706
Provision for loss on real estate owned	71,730	—
Decrease in accrued interest receivable	71,377	40,016
Increase in cash surrender value of BOLI	(76,785)	(74,826)
(Increase) decrease in other assets	(1,398,971)	573,703
(Decrease) in other liabilities	(1,401,372)	(26,686)
Net cash (used) by operating activities	(6,520,732)	(86,828)

Cash flow from investing activities:
Principal repayments on securities held to maturity	2,210,683	2,956,943
Purchases of securities held to maturity	(4,392,239)	(4,753,746)
Purchases of loan participation interests	—	(135,379)
Net change in loans receivable	7,100,141	3,979,392
Proceeds from sale of premises and equipment	6,215,924	—
Additions to premises and equipment	(15,225)	(101,742)
Redemption of Federal Home Loan Bank of New York stock, net	225,800	123,100
Net cash provided by investing activities	11,345,084	2,068,568

Cash flow from financing activities:
Net increase (decrease) in deposits	2,607,707	(3,886,764)
Repayment of advances from Federal Home Loan Bank of New York	(688,687)	(2,758,890)
Net change in short-term borrowings from Federal Home Loan Bank of NY	(4,000,000)	500,000
Increase (decrease) in advance payments by borrowers for taxes and insurance	9,906	(134,022)
Net cash used in financing activities	(2,071,074)	(6,279,676)
Net increase (decrease) in cash and cash equivalents	2,753,278	(4,297,936)
Cash and cash equivalents – beginning	8,801,187	8,184,340

Cash and cash equivalents – ending	$11,554,465	$3,886,404
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$721,986	$808,216
Income taxes	$4,000,585	$402,470
Acquisition of real estate owned in settlement of loans receivable	$451,200	$608,000

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

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events”, the Company has evaluated events and transactions occurring subsequent to the Statement of Financial Condition date of June 30, 2012 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 3. NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share was computed by dividing net income (loss) for the three and six months ended June 30, 2012 and 2011 by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the ESOP. Stock options and restricted stock awards granted are considered common stock equivalents and therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. At and for the three and six months ended June 30, 2012 and 2011, there was no dilutive effect for the 82,378 and 82,378, respectively, of stock options outstanding. At and for the three and six months ended June 30, 2012 and 2011, there was no dilutive effect for the 3,798 and 7,598, respectively, of non-vested restricted stock awards.

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

NOTE 5. SECURITIES HELD TO MATURITY

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government National Mortgage Association	$4,846,375	$385,323	$—	$5,231,698
Federal National Mortgage Association	12,580,186	1,021,319		13,601,505
Federal Home Loan Mortgage Corporation	6,150,688	182,507	30,409	6,302,786

Total Mortgage-Backed Securities	23,577,249	1,589,148	30,409	25,135,988
Corporate Debt	4,339,285	192,725	9,738	4,522,272
	$27,916,534	$1,781,873	$40,147	$29,658,260

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government National Mortgage Association	$5,342,679	$322,917	$—	$5,665,596
Federal National Mortgage Association	12,778,385	1,068,213	—	13,846,598
Federal Home Loan Mortgage Corporation	3,280,117	175,596	19,303	3,436,410

Total Mortgage-Backed Securities	21,401,181	1,566,727	19,303	22,948,604
Corporate Debt	4,347,401	135,320	29,238	4,453,483
	$25,748,582	$1,702,046	$48,561	$27,402,087

NOTE 5. SECURITIES HELD TO MATURITY (CONTINUED)

All mortgage-backed securities held at June 30, 2012, and December 31, 2011, were secured by residential real estate.

The age of unrealized losses and fair value of related securities held to maturity are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2012:
Federal Home Loan Mortgage Corporation	$1,578,529	$10,903	$709,331	$19,506	$2,287,861	$30,409
Corporate debt	—	—	454,981	9,738	454,981	9,738

Total	$1,578,529	$10,903	$1,164,312	$29,244	$2,742,842	$40,147

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2011:
Federal Home Loan Mortgage Corporation	$581,132	$17,427	$119,298	$1,876	$700,430	$19,303
Coporate debt	888,807	29,238	—	—	888,807	29,238

Total	$1,469,939	$46,665	$119,298	$1,876	$1,589,237	$48,541

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

NOTE 5. SECURITIES HELD TO MATURITY (CONTINUED)

At June 30, 2012, and December 31, 2011, management concluded that the unrealized losses above (which, at June 30, 2012, related to two corporate debt securities and four Federal Home Loan Mortgage Corporation mortgage-backed securities) are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuer of the securities.

The amortized cost and estimated fair value of mortgage-backed securities at June 30, 2012 by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers generally have the right to prepay obligations.

	June 30, 2012
	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	2,886,735	2,943,007
Due after five years through ten years	5,926,822	6,064,307
Due after ten years	19,102,977	20,650,946
Total	$27,916,534	$29,658,260

NOTE 6. LOANS RECEIVABLE

Loans receivable, net, consists of the following:

	June 30, 2012	December 31, 2011
	(in thousands)

Gross loans	$88,547	$97,610
Loans in process	—	(105)
Deferred loan fees, net	(114)	(97)
Allowance for loan loss	(1,077)	(2,247)
	$87,356	$95,162

NOTE 6. LOANS RECEIVABLE (CONTINUED)

The following table summarizes the primary segments of the allowance for loan losses (“ALLL”) and activity therein, segregated into the amounts required for loans individually evaluated for impairment and the amounts required for loans collectively evaluated for impairment as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and June 30, 2011.

	Construction, Land and Unsecured Business Loan	Commercial Real Estate	Residential Multifamily Real Estate	Residential One-to four- Family Real Estate	Credit Card	Home Equity	Other	Total
	(Dollars in thousands)

Allowance for loan losses:

Three months ended June 30, 2012:

Beginning Balances	$46	$666	$36	$324	$2	$—	$—	$1,074

Charge-offs	—	—	—	(148)	(1)	—	—	(149)

Recovery	85	—	—	—	—	—	—	85

Provision	(83)	(403)	14	535	3	—	1	67

Ending Balance	$48	$263	$50	$711	$4	$—	$1	$1,077

Six months ended June 30, 2012
Beginning Balances	$495	$1,279	$35	$436	$2	$—	$—	$2,247
Charge-offs	(408)	(756)	—	(351)	(5)	—	—	(1,520)
Recovery	85	—	—	—	—			85

Provision	(124)	(260)	15	626	7	—	1	265

Ending Balance	$48	$263	$50	$711	$4	$—	$1	$1,077

NOTE 6. LOANS RECEIVABLE (CONTINUED)

	Construction, Land and Unsecured Business Loan	Commercial Real Estate	Residential Multifamily Real Estate	Residential One-to four- Family Real Estate	Credit Card	Home Equity	Passbook Loans	Total
	(Dollars in thousands)
Allowance for loan losses:

Three months ended June 30, 2011:

Beginning Balances	$916	$606	$36	$215	$11	$—	$—	$1,784

Charge-offs	—	(248)	—	—	(8)	—	—	(256)

Provision	580	856	—	128	—	—	—	1,564

Ending Balance	$1,496	$1,214	$36	$343	$3	$—	$—	$3,092

Six months ended June 30, 2011
Beginning Balances	$810	$583	$36	$214	$6	$—	$—	$1,649
Charge-offs	—	(247)	—	(5)	(8)	—	—	(260)
Provision	686	878	—	134	5	—	—	1,703

Ending Balance	$1,496	$1,214	$36	$343	$3	$—	$—	$3,092

NOTE 6. LOANS RECEIVABLE (CONTINUED)

	Construction, Land and Unsecured Business Loan	Commercial Real Estate	Residential Multifamily Real Estate	Residential One-to four-family Real Estate	Credit Card	Home Equity		Other	Total
	(in thousands)

At June 30, 2012: Allowance for loan loss:

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—	$—	$—
Ending balance: collectively evaluated for impairment	$48	$263	$50	$711	$4		$—	$1	$1,077

Loan receivable:

Ending balance	$424	$19,011	$5,852	$63,121	$30		$74	$36	$88,547
Ending balance: individually evaluated for impairment	$—	$744	$—	$7,458	$—	$		$—	$8,202

Ending balance: collectively evaluated for impairment	$424	$18,267	$5,852	$55,663	$30		$74	$36	$80,345

NOTE 6. LOANS RECEIVABLE (CONTINUED)

	Construction, Land and Unsecured Business Loan	Commercial Real Estate	Residential Multifamily Real Estate	Residential One-to four-family Real Estate	Credit Card	Home Equity	Other	Total
	(in thousands)

December 31, 2011:
Allowance for loan losses:

Ending Balance:	$495	$1,279	$35	$436	$2	$—	$—	$2,247

Ending balance: individually evaluated for impairment	$407	$623	$—	$260	$—	$—	$—	$1,290
Ending balance: collectively evaluated for impairment	$88	$656	$35	$176	$2	$—	$—	$957

Loan receivable:

Ending balance	$3,118	$21,901	$5,749	$66,681	$37	$87	$37	$97,610
Ending balance: individually evaluated for impairment	$2,176	$2,325	$—	$5,143	$—	$—	$—	$9,644

Ending balance: collectively evaluated for impairment	$942	$19,575	$5,749	$61,538	$37	$87	$37	$87,965

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

NOTE 6. LOANS RECEIVABLE (CONTINUED)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2012.

	Impaired Loans With Specific Allowances		Impaired Loans With No Specific Allowances	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(in thousands)
June 30, 2012:
Commercial Real Estate	$—	$—	$744	$744	$1,013
Residential one-to four-family real estate	—	—	7,458	7,458	7,808
Total impaired loans	$—	$—	$8,202	$8,202	$8,821

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2011.

	Impaired Loans With Specific Allowances		Impaired Loans With No Specific Allowances	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(in thousands)
December 31, 2011:
Construction and land	$2,176	$407	$—	$ 2, 176	$2,176
Commercial Real Estate	2,297	623	29	2,325	2,325
Residential one-to four-family real estate	2,239	260	2,904	5,143	5,143
Credit Card	—	—	3	3	3
Total impaired loans	$6,712	$1,290	$2,936	$9,648	$9,648

NOTE 6. LOANS RECEIVABLE (CONTINUED)

The following table presents the average recorded investment and interest income recognized on impaired loans during the three and six months ended June 30, 2012.

	Three months ended June 30, 2012		Six months ended June 30, 2012
	Average Recorded Investment	Interest Income Recorded	Average Recorded Investment	Interest Income Recorded
	(in thousands)		(in thousands)

Construction and land	$198	$—	$531	$—

Commercial Real Estate	744	9	1,119	9

Residential one-to four-family Real Estate	6,661	24	5,873	35

Total	$7,603	$33	$7,523	$44

The following table presents the average recorded investment and interest income recognized on impaired loans during the three and six months ended June 30, 2011.

	Three months ended June 30, 2011		Six months ended June 30, 2011
	Average Recorded Investment	Interest Income Recorded	Average Recorded Investment	Interest Income Recorded
	(in thousands)		(in thousands)

Construction and land	$3,958	$—	$2,953	$—

Commercial Real Estate	2,604	9	2,874	18

Residential one-to four-family Real Estate	4,020	—	3,936	8

Total	$10,582	$9	$9,763	$26

NOTE 6. LOANS RECEIVABLE (CONTINUED)

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

The following table presents the classes of the loan portfolio summarized by the pass category and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of June 30, 2012 and December 31, 2011.

	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
June 30, 2012:
Construction and land	$—	$—	$384	$—	$384
Commercial real estate	17,215	519	1,277	—	19,011
Residential mortgage multifamily real estate	5,436	416	—	—	5,852
Residential mortgage one-to four-family real estate	52,809	1,464	8,848	—	63,121
Unsecured business loan	40	—	—	—	40
Credit card	30	—	—	—	30
Home equity	74	—	—	—	74
Passbook loan	36	—	—	—	36
Total	$75,639	$2,400	$10,508	$—	$88,547

NOTE 6. LOANS RECEIVABLE (CONTINUED)

	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2011:
Construction and land	$—	$515	$2,563	$—	$3,079
Commercial real estate	19,575	—	2,325	—	21,901
Residential mortgage multifamily real estate	5,749	—	—	—	5,749
Residential mortgage one-to four-family real estate	60,732	1,720	4,230	—	66,681
Unsecured business loan	40	—	—	—	40
Credit card	37	—	—	—	37
Home equity	87	—	—	—	87
Passbook loan	37	—	—	—	37
Total	$86,257	$2,235	$9,118	$—	$97,610

NOTE 6. LOANS RECEIVABLE (CONTINUED)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2012 and December 31, 2011:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Non- Accrual
	(in thousands)
June 30, 2012:
Construction and land	$384	$—	$—	$—	$—	$384	$—
Commercial real estate	18,080	186	—	744	931	19,011	744
Unsecured Business Loan	40	—	—	—	—	40	—
Residential Multi family Real Estate	5,361	491	—	—	491	5,852	—
Residential One-to four-family Real Estate	55,455	495	1,322	5,849	7,665	63,121	7,458
Credit Card	30	—	—	—	—	30	—
Home Equity	74	—	—	—	—	74	—
Passbook Loan	36	—	—	—	—	36	—
Total	$79,460	$1,172	$1,322	$6,594	$9,087	$88,547	$8,202

NOTE 6. LOANS RECEIVABLE (CONTINUED)

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Non- Accrual
	(in thousands)
December 31, 2011:
Construction and land	$387	$515	$—	$2,176	$2,692	$3,079	$2,176
Commercial real estate	20,122	—	—	1,779	1,779	21,901	1,779
Unsecured Business Loan	40	—	—	—	—	40	—
Residential Multi family Real Estate	5,749	—	—	—	—	5,749	—
Residential One-to four-family Real Estate	60,438	2,014		4,230	6,244	66,681	4,230
Credit Card	33	—	3	—	3	37	—
Home Equity	87	—	—	—	—	87	—
Passbook Loan	37	—	—	—	—	37	—
Total	$86,893	$2,529	$3	$8,185	$10,717	$97,610	$8,185

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

NOTE 6. LOANS RECEIVABLE (CONTINUED)

The following table reflects information regarding troubled debt restructurings for the three and six months ended June 30, 2012 and year ended December 31, 2011:

	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
June 30, 2012:

Troubled debt restructurings
Residential mortgage	2	$805,935	$805,935

	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
December 31, 2011:

Troubled debt restructurings:
Residential mortgage	3	$819,085	$777,229

There were two troubled debt restructuring which subsequently defaulted during the three and six months ended June 30, 2012.

June 30, 2012:	Contracts	Balance at June 30, 2012

Troubled debt restructurings which subsequently defaulted Residential mortgage	2	$536,169

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

NOTE 7. RETIREMENT PLANS – COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the funded employee pension plan was as follows:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Service cost	$—	$—	$—	$—
Interest cost	67,901	76,216	135,802	152,432
Expected return on assets	(130,754)	(123,220)	(242,508)	(246,440)
Amortization of unrecognized net loss	95,554	60,678	191,108	121,356
Net periodic benefit cost	$32,701	$13,674	$84,402	$27,348

Periodic pension expense for other unfunded plans was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Service cost	$7,492	$5,499	$14,984	$10,998
Interest cost	13,876	15,525	27,752	31,050
Amortization of past service cost	4,706	5,278	9,412	10,556
Amortization of unrecognized net loss	5,278	705	10,556	1,410
Net periodic benefit cost	$31,352	$27,007	$62,704	$54,014

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

NOTE 8. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company had no financial assets which are required to be measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
June 30, 2012:
Impaired Loans	$2,713	$—	$—	$2,713
Real Estate Owned	$672	$—	$—	$672

December 31, 2011
Impaired Loans	$5,422	$—	$—	$5,422

Level 3 assets at June 30, 2012, consisted of six impaired loans and two real estate owned properties valued based on appraisals adjusted by level 3 measurements to discount appraisals based on age and to estimate selling costs. The aggregate level 3 measurements reduced the appraised values by 15% to 25% (weighted average 20%).

The Company had no liabilities which are required to be measured at fair value on a recurring or non-recurring basis at June 30, 2012 and December 31, 2011.

The following information should not be interpreted as an estimate of the fair value of the entire Association since a fair value calculation is only provided for a limited portion of the Association’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Association’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of financial instruments at June 30, 2012 and December 31, 2011:

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

NOTE 8. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

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

NOTE 8. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT’D)

As of June 30, 2012 and December 31, 2011, the fair value of commitments to extend credit were not considered to be material.

	June 30, 2012
	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$11,554	$11,554	$11,554	$—	$—
Securities held to maturity	27,917	29,658	—	29,658	—
FHLB stock	472	472	—	472	—
Loans receivable	87,356	90,778	—	—	90,778
Accrued interest receivable	483	483	483	—	—

Financial liabilities:
Deposits	117,530	117,857	39,439	78,418	—
Advances from FHLB	5,393	5,396	—	5,396	—
Accrued interest payable	2	2	2	—	—

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

NOTE 10. FEDERAL HOME LOAN BANK OF NEW YORK STOCK

Federal Home Loan Bank of New York (“FHLB”) stock, which represents required investment in the common stock of a correspondent bank, is carried at cost and as of June 30, 2012 and December 31, 2011, consists of the common stock of FHLB.

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

Management believes no impairment charge is necessary related to the FHLB stock as of June 30, 2012.

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

Management believes that the Association is in material compliance with the Order as of June 30, 2012.

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

The Company’s total assets at June 30, 2012 were $143.3 million compared to $142.7 million at December 31, 2011, an increase of $597,000 or 0.4%. Loans receivable decreased $7.8 million, or 8.2%, to $87.4 million at June 30, 2012 from $95.2 million at December 31, 2011. Mortgage-backed securities increased $2.2 million, or 10.3%, to $23.6 million at June 30, 2012 from $21.4 million as of December 31, 2011. Investment securities totaled $4.3 million at June 30, 2012 and December 31, 2011. Cash and cash equivalents increased $2.8 million, primarily due to proceeds of the building sale and loan payoffs, or 31.3%, to $11.6 million at June 30, 2012 from $8.8 million at December 31, 2011. Real estate owned increased $379,000 to $1.1 million at June 30, 2012, from $744,000 at December 31, 2012. Non-performing assets, which include real estate owned totaled $9.3 million, or 6.51% of total assets as of June 30, 2012 compared to $8.9 million, or 6.26% as of December 31, 2011.

Total deposits increased $2.6 million, or 2.3%, to $117.5 million at June 30, 2012 from $114.9 million at December 31, 2011. As of June 30, 2012, advances from the Federal Home Loan Bank of New York (“FHLB”) were $5.4 million compared to $10.1 million as of December 31, 2011, a decrease of $4.7 million, or 46.5%. Advances were paid down as total deposits increased and loans receivable decreased.

Total stockholders’ equity increased $4.3 million, or 29.7%, to $18.8 million at June 30, 2012 from $14.6 million at December 31, 2011. The increase to stockholders’ equity reflects net income of $4.1 million, amortization of $14,000 of unearned ESOP shares, amortization of $20,000 of restricted stock awards for the Company’s Stock-Based Incentive Program, amortization of $21,000 of stock option awards and a decrease of $123,000 of accumulated other comprehensive loss during the six months ended June 30, 2012.

On August 30, 2007, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock. As of June 30, 2012, under the current program, a total of 12,750 shares had been repurchased at a weighted average price of $4.44 per share.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and June 30, 2011

General. During the quarter ending June 30, 2012, the Company experienced a net loss of $491,000. The principal factors leading to this loss were the significant increases in non-interest expense for legal and investment advisory fees related to the pending merger and consulting fees related to the Company’s efforts to comply with the OCC’s enforcement agreement as well as the absence of growth in the Bank’s loan portfolio which adversely affected interest income. The net loss of $491,000 was a decrease from the loss of $791,000 for the comparable period in 2011. Specifically, net loss decreased by $306,000, to $491,000 for the quarter ended June 30, 2012 from a net loss of $797,000 for the same quarter in 2011. Other items affecting the loss were decreases of $15,000 in interest expense on deposits and $19,000 in interest expense on borrowings from FHLB. The level of non-performing loans of $8.2 million was lower than the $10.0 million in non-performing loans for the comparable period in 2011. As a result the Company recorded a relatively small, $67,000 addition to loan loss provision for the quarter. Decreases of $235,000 in interest income, $34,000 in other non-interest income and an increase of $859,000 in non-interest expense and a decrease of $98,000 in income tax benefit also contributed to the loss.

Interest Income. Loan demand significantly affected interest income for the period. Total interest income decreased $235,000, or 13.7%, to $1.5 million for the quarter ended June 30, 2012 from $1.7 million for the quarter ended June 30, 2011 as lower demand, lower average balances and yields for these assets all contributed to the decline in interest income. For the three months ended June 30, 2012, the average balance of $127.3 million in interest-earning assets earned an average yield of 4.64% compared to an average yield of 5.30% on an average balance of $129.3 million for the three months ended June 30, 2011. The decline in the average balance was primarily due to loan payoffs and slowing loan demand.

Interest income on loans decreased $237,000, or 16.6%, to $1.19 million for the quarter ended June 30, 2012, from $1.43 million for the same quarter in 2011. The average balance of loans decreased $13.0 million to $89.2 million for the quarter ended June 30, 2012 from $102.2 million for the quarter ended June 30, 2011. The average yield on loans also decreased by 25 basis points to 5.35% for the quarter ended June 30, 2012 from 5.60% for the quarter ended June 30, 2011.

Interest income on mortgage-backed securities decreased $13,000, or 4.9%, to $251,000 for the quarter ended June 30, 2012 from $264,000 for the quarter ended June 30, 2011. The average balance of mortgage-backed securities increased $3.6 million, or 17.6%, to $24.0 million for the quarter ended June 30, 2012 from $20.4 million for the quarter ended June 30, 2011. The average yield decreased by 100 basis points to 4.18% for the quarter ended June 30, 2012 from 5.18% for the same period in 2011 primarily due to lower market rates.

Interest income on investment securities increased $16,000, or 94.1%, to $33,000 for the quarter ended June 30, 2012 from $17,000 for the quarter ended June 30, 2011. The average balance of investment securities increased $2.1 million to $4.8 million for the quarter ended June 30, 2012 from $2.7 million for the quarter ended June 30, 2011.The average yield on investment securities increased 32 basis points to 2.77%, for the quarter ended June 30, 2012 from an average yield of 2.45% for the quarter ended June 30, 2011.

Interest Expense. Total interest expense, comprised of interest expense on deposits and FHLB borrowings, decreased $34,000, or 8.8%, to $354,000 for the quarter ended June 30, 2012 from $388,000 for the quarter ended June 30, 2011. The average cost of interest-bearing liabilities decreased by 10 basis points to 1.20% for the quarter ended June 30, 2012 from 1.30% for the quarter ended June 30, 2011. The average balance of interest-bearing liabilities decreased $940,000, or 0.8% to $118.4 million for the quarter ended June 30, 2012 from $119.4 million for the quarter ended June 30, 2011.

Interest expense on deposits decreased $15,000, or 4.2%, to $343,000 for the quarter ended June 30, 2012, from $358,000 for the quarter ended June 30, 2011. The average cost of interest-bearing deposits decreased by 9 basis points to 1.22% for the quarter ended June 30, 2012 from 1.31% for the quarter ended June 30, 2011, reflecting the trend of declining interest rates on deposits. The average balance of interest-bearing deposits increased $3.4 million, or 3.1%, to $112.9 million for the quarter ended June 30, 2012 from $109.5 million for the quarter ended June 30, 2011.

Interest expense on FHLB borrowings decreased $19,000, or 63.3%, to $11,000 for the quarter ended June 30, 2012, from $30,000 for the quarter ended June 30, 2011. The average balance of FHLB borrowings decreased $4.4 million or 44.4%, to $5.5 million for the quarter ended June 30, 2012, from $9.9 million for the quarter ended June 30, 2011. The average cost of FHLB borrowings decreased by 41 basis points to 0.79% for the quarter ended June 30, 2012, from 1.20% for the quarter ended June 30, 2011.

Net Interest Income. Net interest income decreased $201,000, or 15.2%, to $1.12 million for the quarter ended June 30, 2012 from $1.32 million for the same quarter in 2011. The interest rate spread was 3.45% for the quarter ended June 30, 2012 compared to 4.00% for the quarter ended June 30, 2011, a decrease of 55 basis points. Interest margin for the quarter ended June 30, 2012 was 3.53% compared to 4.10% for the quarter ended June 30, 2011, a decrease of 57 basis points. The decrease in interest rate spread and interest margin can be attributed primarily to the decrease in the yield of interest-earning assets.

Provision for Loan Losses. The Company establishes the provision for loan loss, which is charged to operations, at a level deemed appropriate to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on the evaluation of these factors, a provision of $67,000 was recorded for the three months ended June 30, 2012. This evaluation considered the evaluation of $7.5 million of non-performing 1-4 family residential mortgages that were determined to have sufficient value at June 30, 2012. A provision of $1.6 million was recorded for the three months ended June 30, 2011. The level of the allowance at June 30, 2012 is based on estimates, and the ultimate losses may vary from the estimates. Non-performing loans totaled $8.2 million, or 5.7% of total assets as of June 30, 2012 compared to $8.2 million or 5.7% of total assets as of December 31, 2011 and $10.0 million or 7.1% of total assets as of June 30, 2011. As of June 30, 2012 the non-performing loans included twenty-three 1-4 family residential mortgage loans totaling $7.5 million and two non-residential mortgage loans of $744,000. Of the $7.5 million twenty-three non-performing 1-4 family residential loans, five loans totaling $1.6 million are TDR that are under 90 days past due but not accruing. The allowance for loan losses totaled $1.1 million at June 30, 2012, and was comprised of $1.1 million of general allowance. The allowance for loan losses totaled $2.2 million at December 31, 2011, and was comprised of $1.3 million of specific allowance and $957,000 of general allowance. During the three months ended June 30, 2012 and 2011, loans charged off totaled $149,000 and $256,000, respectively and recoveries of previously charged-off loans totaled $85,000 and none, respectively.

Non-Interest Income. Non-interest income decreased $33,000 to $63,000 for the quarter ended June 30, 2012 from $96,000 for the quarter ended June 30, 2011 primarily due to prepayment penalty fee during the quarter ended June 30, 2011.

Non-Interest Expenses. Non-interest expenses increased $859,000, or 71.5%, to $2.06 million for the quarter ended June 30, 2012 from $1.20 million for the quarter ended June 30, 2011. The net increase of $859,000 in non-interest expenses is primarily attributable to increases expenses related to the merger and the cost of achieving compliance with the formal enforcement order of the OCC, partially offset by decreases to salaries and employee benefits and Federal deposit insurance premium. Net occupancy expense of premises increased $69,000 to $193,000 for the quarter ended June 30, 2012, from $125,000 for the quarter ended June 30, 2011 primarily due to with new leasing terms for an existing branch location. Professional fees increased $50,000 to $140,000 for the quarter ended June 30, 2012 from $90,000 for the quarter ended June 30, 2011, primarily due to increased legal expenses related to the sale of the main office properties. Merger related expense totaled $195,000 for the quarter ended June 30, 2012. Regulatory compliance consulting expense related to the enforcement order of the OCC totaled $520,000 for the quarter ended June 30, 2012.

Income Tax Expense. The provision for income taxes decreased $98,000 to a benefit of $451,000 for the quarter ended June 30, 2012 compared to a benefit of $548,000 for the same quarter in 2011. The decrease was attributable to decreased pre-tax loss.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and June 30, 2011

General. Net income increased by $4.9 million, to net income of $4.1 million for the six months ended June 30, 2012 from a net loss of $761,000 for the same period in 2011. The increase for the current period was primarily due to a one-time pre-tax gain on sale of property of $9.1 million and decreases of $37,000 in interest expense on deposits, $42,000 in interest expense on borrowings from FHLB and $1.4 million in the provision for loan loss, partially offset by decreases of $443,000 in interest income and $38,000 in other non-interest income, and increases of $1.3 million in non-interest expense, and $3.9 million in income tax expense.

Interest Income. Total interest income decreased $443,000, or 12.7%, to $3.0 million for the six months ended June 30, 2012 from $3.5 million for the six months ended June 30, 2011. The decrease in interest income can be primarily attributed to lower average balances and yields for these assets. For the six months ended June 30, 2012, the average balance of $129.2 million in interest-earning assets earned an average yield of 4.69% compared to an average yield of 5.28% on an average balance of $131.7 million for the six months ended June 30, 2011. The decline in the average balance was primarily due to loan payoffs and slowing loan demand.

Interest income on loans decreased $452,000, or 15.6%, to $2.45 million for the six months ended June 30, 2012, from $2.90 million for the same period in 2011. The average balance of loans decreased $12.6 million to $91.0 million for the six months ended June 30, 2012 from $103.6 million for the six months ended June 30, 2011. The average yield on loans decreased by 22 basis points to 5.39% for the six months ended June 30, 2012 from 5.61% for the six months ended June 30, 2011.

Interest income on mortgage-backed securities decreased $30,000, or 5.6%, to $508,000 for the six months ended June 30, 2012 from $538,000 for the six months ended June 30, 2011. The average balance of mortgage-backed securities increased $1.5 million, or 7.1%, to $22.5 million for the six months ended June 30, 2012 from $21.0 million for the six months ended June 30, 2011. The average yield decreased by 60 basis points to 4.52% for the six months ended June 30, 2012 from 5.12% for the same period in 2011.

Interest income on investment securities increased $41,000, or 141.4%, to $70,000 for the six months ended June 30, 2012 from $29,000 for the six months ended June 30, 2011. The average balance of investment securities increased $3.1 million to $4.8 million for the six months ended June 30, 2012 from $1.7 million for the six months ended June 30, 2011.The average yield on investment securities decreased 41 basis points to 2.90%, for the six months ended June 30, 2012 from an average yield of 3.31% for the six months ended June 30, 2011 primarily due to lower average yields on $4.3 million in corporate debt and lower dividend received on FHLB of NY stock.

Interest Expense. Total interest expense, comprised of interest expense on deposits and FHLB borrowings, decreased $79,000, or 9.9%, to $719,000 for the six months ended June 30, 2012 from $798,000 for the six months ended June 30, 2011. The average cost of interest-bearing liabilities decreased by 11 basis points to 1.21% for the six months ended June 30, 2012 from 1.32% for the six months ended June 30, 2011. The average balance of interest-bearing liabilities decreased $1.9 million, or 1.6% to $118.7 million for the six months ended June 30, 2012 from $120.6 million for the six months ended June 30, 2011.

Interest expense on deposits decreased $38,000, or 5.5%, to $693,000 for the six months ended June 30, 2012, from $731,000 for the six months ended June 30, 2011. The average cost of interest-bearing deposits decreased by 9 basis points to 1.23% for the six months ended June 30, 2012 from 1.32% for the six months ended June 30, 2011, reflecting the trend of declining interest rates on deposits. The average balance of interest-bearing deposits increased $2.2 million, or 2.0%, to $112.5 million for the six months ended June 30, 2012 from $110.3 million for the six months ended June 30, 2011.

Interest expense on FHLB borrowings decreased $42,000, or 61.8%, to $26,000 for the six months ended June 30, 2012, from $68,000 for the six months ended June 30, 2011. The average balance of FHLB borrowings decreased $4.1 million or 39.8%, to $6.2 million for the six months ended June 30, 2012, from $10.3 million for the six months ended June 30, 2011. The average cost of FHLB borrowings decreased by 47 basis points to 0.84% for the six months ended June 30, 2012, from 1.31% for the six months ended June 30, 2011.

Net Interest Income. Net interest income decreased $363,000, or 13.6%, to $2.31 million for the six months ended June 30, 2012 from $2.68 million for the same period in 2011. The interest rate spread was 3.48% for the six months ended June 30, 2012 compared to 3.95% for the six months ended June 30, 2011, a decrease of 47 basis points. Interest margin for the six months ended June 30, 2012 was 3.58% compared to 4.06% for the six months ended June 30, 2011, a decrease of 48 basis points. The decrease in interest rate spread and interest margin can be attributed primarily to the decrease in the yield of interest-earning assets.

Provision for Loan Losses. The Company establishes the provision for loan loss, which is charged to operations, at a level deemed appropriate to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on the evaluation of these factors, a provision of $265,000 was recorded for the six months ended June 30, 2012. A provision of $1.7 million was recorded for the six months ended June 30, 2011. The level of the allowance at June 30, 2012 is based on estimates, and the ultimate losses may vary from the estimates. Non-performing loans decreased to $8.2 million, or 5.7% of total assets as of June 30, 2012 from $8.2 million or 5.7% of total assets as of December 31, 2011 and $10.0 million or 7.1% of total assets as of June 30, 2011. As of June 30, 2012 the non-

performing loans included twenty three 1-4 family residential mortgage loans totaling $7.5 million and two non-residential mortgage loans of $744,000. The allowance for loan losses totaled $1.1 million at June 30, 2012, and was comprised of $1.1 million of general allowance. The allowance for loan losses totaled $2.2 million at December 31, 2011, and was comprised of $1.3 million of specific allowance and $957,000 of general allowance. During the six months ended June 30, 2012 and 2011, loans charged off totaled $1.5 million and $260,000, respectively, and recoveries of previously charged off loans totaled $85,000 and none, respectively.

Non-Interest Income. Non-interest income increased $9.03 million to $9.19 million for the six months ended June 30, 2012 from $159,000 for the six months ended June 30, 2011 primarily due to the $9.07 million pre-tax gain on sale of property previously discussed in note 11 regarding property sale.

Non-Interest Expenses. Non-interest expenses increased $1.3 million, or 52.0%, to $3.79 million for the six months ended June 30, 2012 from $2.45 million for the six months ended June 30, 2011. The net increase of $1.3 million in non-interest expenses is primarily attributable to expenses related to the merger and the cost of achieving compliance with the formal enforcement order of the OCC, increases to net occupancy expense of premises and professional fees. Net occupancy expense of premises increased $119,000 to $376,000 for the six months ended June 30, 2012, from $258,000 for the six months ended June 30, 2011 primarily due to the loss of rental income from an expired property lease that was not renewed due to the sale of the property, along with new leasing terms for an existing branch location. Professional fees increased $73,000 to $253,000 for the six months ended June 30, 2012 from $180,000 for the six months ended June 30, 2011, primarily due to increased legal expenses related to sale of the main office properties. Merger related expenses were $586,000 in the 2012 period as compared to none in the 2011 period. Regulatory compliance consulting expense related to the enforcement order of the OCC totaled $555,000 for the six months ended June 30, 2012.

Income Tax Expense. The provision for income taxes increased $3.9 million, to an expense of $3.3 million for the six months ended June 30, 2012 compared to a benefit of $560,000 for the same period in 2011. The increase was attributable to increased pre-tax income primarily due to the property sale gain.

Liquidity and Capital Resources

The Association is required to maintain levels of liquid assets under the Federal banking regulations sufficient to ensure the Association’s safe and sound operation. The Association’s liquidity, calculated by a ratio of short-term assets to short-term liabilities, averaged 11.53% during the month of June 2012. The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Association also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

The primary sources of investing activity are lending and the purchase of securities. Net loans totaled $87.4 million and $95.2 million at June 30, 2012 and December 31, 2011, respectively. Securities held to maturity totaled $27.9 million and $25.7 million at June 30, 2012 and December 31, 2011, respectively. In addition to funding new loans and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds. At June 30, 2012, the Company had a borrowing limit of $45.8 million from the FHLB, of which $5.4 million was advanced. At December 31, 2011 advances from the FHLB totaled $10.1 million.

The Association anticipates that it will have sufficient funds available to meet its current loan commitments and obligations. At June 30, 2012, the Association had outstanding commitments to originate or purchase loans of $550,000. Certificates of deposit scheduled to mature in one year or less at June 30, 2012, totaled $61.2 million. Management believes that, based upon its experience and the Association’s deposit flow history, a significant portion of such deposits will remain with the Association.

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

The following tables set forth the Association’s capital position at June 30, 2012 and December 31, 2011, as compared to the minimum regulatory capital requirements:

	Actual		Minimal Capital Requirements		Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012:	(Dollars in Thousands)
Total Capital	$21,560	24.90%	> $6,926	> 8.00%	> $8,657	> 10.00%
(to risk-weighted assets)

Tier 1 Capital	20,483	23.66%	> —	> —	> 5,194	> 6.00%
(to risk-weighted assets)

Core (Tier 1) Capital	20,483	14.46%	> 5,666	> 4.00%	> 7,083	> 5.00%
(to adjusted total assets)

Tangible Capital	20,483	14.46%	> 2,125	> 1.50%	> —	> —
(to adjusted total assets)

	Actual		Minimal Capital Requirements		Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011:	(Dollars in Thousands)
Total Capital	$17,137	19.88%	> $6,895	> 8.00%	> $8,619	> 10.00%
(to risk-weighted assets)

Tier 1 Capital	16,179	18.77%	> —	> —	> 5,171	> 6.00%
(to risk-weighted assets)

Core (Tier 1) Capital	16,263	11.52%	> 5,645	> 4.00%	> 7,056	> 5.00%
(to adjusted total assets)

Tangible Capital	16,263	11.52%	> 2,117	> 1.50%	> —	> —
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

Economic Value of Equity

The Association’s interest rate sensitivity is monitored by management through the use of an independent third party Asset/Liability vendor which estimates the change in the Association’s economic value of equity (“EVE”) over a range of interest rate scenarios. EVE is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The EVE ratio, under any interest rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario. The Asset/Liability model produces its analysis based upon data submitted by the Association’s quarter-end financial data. The following table sets forth the Association’s EVE as of June 30, 2012, the most recent date the Association’s EVE was calculated.

	Economic Value of Equity			Economic Value of Equity as a Percentage of Present Value of Assets
Change in Interest Rates (basis points)	Estimated EVE	Amount of Change	Percent of Change	EVE Ratio	Change in Basis Points
	(Dollars in Thousands)
+300	$13,825	$(9,121)	(39.75%)	10.32%	(513)
+200	17,736	(5,210)	(22.71%)	12.70%	(275)
+100	21,062	(1,884)	(8.21%)	14.56%	(89)
0	22,946	—	—	15.45%	—
-100	24,273	1,327	5.78%	16.07%	62

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them in a timely manner to material information relating to us (or our consolidated subsidiary) required to be included in our periodic SEC filings.

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

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

As of June 30, 2012, the Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that management believes are immaterial to the Company’s consolidated financial condition, results of operations and cash flows, except as described below:

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

As of June 28, 2012, all of the Defendants have been served by the Plaintiffs.  Upon service and after consultation with counsel, the Company and the other Defendants will review and respond to the Complaint.  Based on information about the Complaint, which is currently available to the Company, it is the Company’s opinion that the Complaint is without merit.

ITEM 1A. Risk Factors

A smaller reporting company is not required to provide the information required of this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 30, 2007, the Company approved a stock repurchase program and authorized the repurchase of up to 50,000 shares of the Company’s outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. As of June 30, 2012, 12,750 total shares have been repurchased by the Company under this repurchase program. During the quarter ended June 30, 2012, no shares were repurchased. These total repurchased shares do not include the stock dividend shares of 1,340 which, along with the repurchased shares, are held as treasury stock.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2012 through April 30, 2012	—	$ —	—	37,250
May 1, 2012 through May 31, 2012	—	—	—	37,250
June 1, 2012 through June 30, 2012	—	—	—	37,250

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None

ITEM 6. Exhibits

The following Exhibits are filed as part of this report.

3.1	Federal Stock Charter of Flatbush Federal Bancorp, Inc. *
3.2	Bylaws of Flatbush Federal Bancorp, Inc. *
4.0	Form of common stock certificate of Flatbush Federal Bancorp, Inc. *
11.0	Computation of earnings per share.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

The following Exhibits are being furnished ** as part of this report:

101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**

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

FLATBUSH FEDERAL BANCORP, INC.

Date: August 14, 2012	By:	/s/ Jesus R. Adia
Jesus R. Adia
President and
Chief Executive Officer

Date: August 14, 2012	By:	/s/ John S. Lotardo
John S. Lotardo
Executive Vice President and Chief Financial Officer

