Form 10-Q/A
period 2012-06-30
FLATBUSH FEDERAL BANCORP INC
filed 2012-09-13
CIK 1243496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 0-50377

FLATBUSH FEDERAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

FEDERAL	11-3700733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2146 NOSTRAND AVENUE, BROOKLYN, NEW YORK	11210
(Address of principal executive offices)	(Zip Code)

(718) 859-6800

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 14, 2012, the Registrant had outstanding 2,736,907 shares of common stock.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to the FLATBUSH FEDERAL BANCORP, INC. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after August 14, 2012) or modify or update those disclosures that may be affected by subsequent events.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLATBUSH FEDERAL BANCORP, INC.
(Registrant)

Date: September 13, 2012	By:/s/ Jesus R. Adia
Jesus R. Adia
President and Chief Executive Officer

Date: September 13, 2012	By:/s/ John S. Lotardo
John S. Lotardo
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

*	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 14, 2012.

**	Furnished herewith.